Form 10-Q
period 1994-01-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 1994-03-17
CIK 752744

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-Q

[ X ]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                           For the period ended January 31, 1994

                                            OR

[   ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ________ to ________.

                             Commission File Number:  0-18150

                      DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
              (Exact name of registrant as specified in governing instrument)


                                         Delaware
                                  (State of organization)

                                         13-3244091
                             (IRS Employer Identification No.)


                            2 World Trade Center, New York, NY
                         (Address of principal executive offices)

                                           10048
                                          Zip Code



Registrant's telephone number, including area code: (212) 392-1054



Former name, former address and former fiscal year, if changed since last report: not applicable



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes       X           No

                              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                CONSOLIDATED BALANCE SHEETS

                                         January 31,
                                             1994           October 31,
                                          (Unaudited)          1993


                                          ASSETS

Cash and short-term investments, at cost
  which approximates market              $  8,577,086      $  7,465,589

Real estate, at cost:
  Land                                     18,121,935        18,121,935
  Buildings and improvements              145,589,083       144,867,183
                                          163,711,018       162,989,118
  Accumulated depreciation                 39,120,644        37,630,627
                                          124,590,374       125,358,491

Investment in joint venture                 2,707,983         2,646,935

Deferred expenses, net                      1,675,985         1,776,242

Other assets                                4,183,225         4,500,860

                                         $141,734,653      $141,748,117

                             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued
  liabilities                            $    885,935      $  1,023,493

Security deposits                             305,158           340,408

Deferred distributions                      3,712,556         3,712,556

Minority interests in joint ventures        9,013,763         9,064,548
                                           13,917,412        14,141,005
Partners' capital (deficiency):
  General partners
    Capital contributions                       1,000             1,000
    Cumulative net income                   4,378,576         4,259,217
    Cumulative distributions               (7,296,260)       (7,197,914)
                                           (2,916,684)       (2,937,697)

  Limited partners ($1,000 per Unit,
    177,023 Units issued)
    Capital contributions, net of
      offering costs                      159,752,986       159,752,986
    Cumulative net income                  48,791,881        47,717,650
    Cumulative distributions              (77,810,942)      (76,925,827)
                                          130,733,925       130,544,809

    Total partners' capital               127,817,241       127,607,112

                                         $141,734,653      $141,748,117

               See accompanying notes to consolidated financial statements.

                      DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                             CONSOLIDATED STATEMENTS OF INCOME

                       Three months ended January 31, 1994 and 1993
                                        (Unaudited)



                                               1994             1993

Revenues:
  Rental                                  $ 4,570,333       $ 4,649,995
  Equity in earnings of joint
    venture                                    79,414            56,167
  Interest and other                          105,510           257,699
                                            4,755,257         4,963,861

Expenses:

  Property operating                        1,641,935         1,751,262
  Depreciation                              1,490,017         1,555,358
  Amortization                                125,388           146,029
  Interest                                       -               72,309
  General and administrative                  160,613           162,791
                                            3,417,953         3,687,749

Income before minority interests            1,337,304         1,276,112

Minority interests                            143,714           154,436

Net income                                $ 1,193,590       $ 1,121,676

Net income per Unit of limited
  partnership interest                        $  6.07           $  5.70
























               See accompanying notes to consolidated financial statements.

                      DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                        CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                            Three months ended January 31, 1994
                                        (Unaudited)





                                    Limited        General
                                    Partners       Partners         Total


Partners' capital (deficiency)
  at November 1, 1993             $130,544,809   $(2,937,697)   $127,607,112

Net income                           1,074,231       119,359       1,193,590

Cash distributions                    (885,115)      (98,346)       (983,461)

Partners' capital (deficiency)
  at January 31, 1994             $130,733,925   $(2,916,684)   $127,817,241









































               See accompanying notes to consolidated financial statements.

                      DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Three months ended January 31, 1994 and 1993
                                        (Unaudited)




                                                      1994         1993



Cash flows from operating activities:
Net income                                         $ 1,193,590  $ 1,121,676
  Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation                                       1,490,017    1,555,358
  Amortization                                         125,388      146,029
  Minority interests in joint ventures'
    operations                                         143,714      154,436
  Equity in earnings of joint venture                  (79,414)     (56,167)
  Decrease (increase) in operating assets:
    Deferred expenses                                  (25,131)    (106,796)
    Other assets                                       317,635     (112,603)
  Increase (decrease) in operating liabilities:
    Accounts payable and accrued
      liabilities                                     (137,558)      87,383
    Security deposits                                  (35,250)      44,710

      Net cash provided by operating
        activities                                   2,992,991    2,834,026

Cash flows from investing activities:
  Additions to real estate                            (721,900)    (148,186)
  Additional investment by minority
    interest                                              -           1,860
  Investment in joint venture                         (100,141)      (5,737)
  Minority interests in joint ventures'
    distributions                                     (194,499)    (168,039)
  Distributions from joint venture                     118,507      225,458

      Net cash used in investing activities           (898,033)     (94,644)

Cash flows from financing activities:
  Cash distributions to partners                      (983,461)     (663,836)

Increase in cash and short-term
  investments                                        1,111,497    2,075,546

Cash and short-term investments at beginning
  of period                                          7,465,589    1,527,258

Cash and short-term investments at end
  of period                                        $ 8,577,086  $ 3,602,804


Supplemental disclosure of cash flow information:

Cash paid for interest                             $     -      $    72,309






               See accompanying notes to consolidated financial statements.

                      DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
                        Notes to Consolidated Financial Statements
                                        (Unaudited)



1.    The Partnership

  Dean Witter Realty Income Partnership II, L.P. (the
  "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1984. The Partnership's fiscal year ends on October 31.

  The financial statements include the accounts of the Partnership and the Century Square and Framingham Corporate Center joint ventures on a consolidated basis. The equity method of accounting has been applied to the Partnership's 15% interest in the Taxter Corporate Park property because of its continuing ability to exert significant influence over Taxter.

  The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

  Net income per Unit of limited partnership amounts are calculated by dividing net income allocated to Limited Partners in accordance with the Partnership Agreement by the weighted average number of Units outstanding.

  In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period.

2.    Related Party Transactions

  An affiliate of the Managing General Partner provided property management services for five properties for the three months ended January 31, 1994 and 1993. The Partnership paid the affiliate management fees of approximately $89,000 and $84,000 for the three months ended January 31, 1994 and 1993, respectively.

  Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the three months ended January 31, 1994 and 1993, the Partnership incurred approximately $131,000 and $110,000, respectively for these services.

  As of January 31, 1994 the affiliate was owed a total of approximately $162,000 for these services.

  At January 31, 1993 aggregate deferred distributions to the General Partners totalled $3,712,556. Amounts deferred are charged against partners' capital and recorded as liabilities owing to the General Partner.










                      DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                        Notes to Consolidated Financial Statements
                                        (Unaudited)




3.    Subsequent Event

  On February 25, 1994, the Partnership paid a cash distribution of $5.00 per Unit to the Limited Partners. The cash distribution aggregated $983,461 with $885,115 distributed to the Limited
  Partners and $98,346 distributed to the General Partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    The Partnership raised $177,023,000 in a public offering which was terminated in 1985. The Partnership has no plans to raise additional capital.

    The Partnership has purchased six properties (one of which was sold in May 1993) and made three investments in partnerships on an all-cash basis. The Partnership's acquisition program has been completed. No additional investments are planned.

    Real estate, in general, has been negatively affected by a major cyclical downturn. The downturn has been caused by a variety of factors including an oversupply of office and retail properties, continued downsizing by many major corporations and lack of credit availability for real estate financings and purchases.

    These factors have contributed to a general decrease in market rental rates, an increase in vacancy rates and an increase in concessions such as free rent and tenant improvement expenditures for both new and existing tenants. As a result, there has been an overall decline in the liquidity and market values of real estate investments.

    Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

    The Partnership's liquidity also depends upon the cash flow from operations of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the three months ended January 31, 1994, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so.

    In the first quarter of 1994, the Partnership's cash flow from operations and distributions received from joint venture exceeded distributions to investors and capital expenditures for tenant improvements, leasing commissions and building improvements. The Partnership expects that such cash flows for the remainder of 1994 will be sufficient to fully fund capital improvements and distributions to Limited and General Partners.

    During the first quarter of 1994, the Partnership incurred approximately $747,000 for building improvements, tenant improvements and leasing commissions, including approximately
$464,000 in tenant improvements primarily for a significant expansion by an existing tenant at the United Services Life
Building, and approximately $196,000 in tenant improvements primarily for the renewal of the lease of the largest tenant at the Glenhardie Corporate Center.

    On February 25, 1994, the Partnership paid a cash distribution of $5.00 per Unit to the Limited Partners. The total distribution aggregated $983,461 with $885,115 distributed to the Limited
Partners and $98,346 to the General Partners.

    Prior to 1993, the Partnership had borrowed $4,250,035 on a $5,000,000 line of credit established with a bank. Interest on such borrowings accrued at the prime rate plus three quarters percent.
The Partnership repaid the loan in June 1993.

    Operations

    Fluctuations in the Partnership's operating results for the three-month period ended January 31, 1994 compared to the comparable period ended January 31, 1993 are primarily attributable to the following:

    The decrease in rental income is primarily due to the sale of the Sardis Crossing property in May 1993.

    The decrease in interest and other income primarily relates to a payment in the first quarter of 1993 by a major tenant at Glenhardie I to exercise its option to cancel its lease effective January 1994.

    The decrease in property operating expenses is attributable to decreased operating expenses at the Glenhardie and Framingham office buildings and the sale of the Sardis Crossing property, partially offset by increased professional fees incurred in connection with a lawsuit against a construction contractor at the Century Square office building.

    The decrease in depreciation and amortization is due to a substantial portion of tenant improvements and leasing commissions becoming fully depreciated or amortized in 1993 at the United Services Life and Pavilions at East Lake properties, the sale of the Sardis Crossing property, partially offset by amortization and depreciation on leasing commissions and tenant improvements incurred at the United Services Life Building and Glenhardie Corporate Center in fiscal 1993 and 1994.

    The decrease in interest expense is due to the repayment of the bank loan in June 1993.

    A summary of the markets in which the Partnership's office properties are located and the leasing status of each property is as follows:

    The Boston suburban office market, the location of the Framingham Corporate Center, has experienced a significant decline, and a high vacancy level which is expected to persist throughout the next several years. Occupancy at the Framingham property remained at 97%
during the first quarter of 1994.   No significant space is up for
lease until 1996.

    The office market in Westchester County, New York, the location of Taxter Corporate Park, has experienced a significant decline.
The current vacancy level in the Westchester office market is approximately 27%, as many major tenants in the market are consolidating their operations. During the first quarter of 1994, occupancy at the property remained stable at 97%. No significant leases expire before 1996. One of the tenants acquired a long-term leasehold interest in approximately 20% of the space at the property in 1988. This tenant does not pay rent, but is responsible for its share of real estate taxes and certain operating expenses.

    Glenhardie Corporate Center I and II are located in the mid-range office building market in Valley Forge, Pennsylvania, where the vacancy rate has decreased to approximately 13% as a result of significant absorption in the market since January 31, 1993.
However, the market is extremely price-competitive. The market is characterized by many smaller tenants who demand and receive extremely favorable lease terms. Larger tenants in this market have less flexibility due to the lack of construction during the last four years. Occupancy at Glenhardie increased slightly from 96% to 97% during the first quarter of 1994.

    In Pasadena California, the location of the Century Square office building, the office market overall vacancy rate remained at approximately 14% during the first quarter of 1994. However, the vacancy rate is expected to increase during 1994 due to anticipated downsizing by two large corporations headquartered in Pasadena. Century Square remained 100% leased during the first quarter of 1994 and its leases with Countrywide Credit, which rents over 90% of the leasable space at the property, do not begin to expire until 1998.

    The office market in Bellevue, Washington, the location of the United Services Life Building, has weakened as growth of the market's major tenants has slowed down. However, occupancy at the United Services property increased slightly from 95% to 96% during the first quarter of 1994. No significant leases expire until 1995.

    Retail properties througout the country have been adversely affected by overbuilding and the financial weakness of several large and midsize retailers. Although many of the anchor tenants in the Partnership's retail properties have signed long-term leases, they may face increasing competition from large specialty or discount retail stores. This increased competition could also affect the peformance of smaller tenants.

    Pavilions at East Lake is located in an area of suburban Atlanta which experienced significant retail development in the 1980's. Retail occupancy in the area has eroded as the recession has lingered. Additionally, a new shopping center recently opened which directly competes with the property. Increasing vacancies and downward pressure on rents are expected to continue in the near term. Occupancy at the Pavilions property remained at 86% during the first quarter of 1994. The lease of A&P, the anchor tenant, is in place until 2006; no other significant leases expire prior to 1995.

    Wallkill Plaza, located in Wallkill, New York, has been affected by both the recession and new retail development. A regional mall opened in the area in mid-1992. As a result, rental levels, which have already experienced a decline, may experience further downward pressure. During the first quarter of 1994, occupancy at the property decreased from 96% to 87%. The leases of the two anchor tenants are in place until 2006; no other significant leases expire until 1996.


Inflation

    Inflation has been consistently low during the period presented in the financial statements, and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings - not applicable.

Item 2.  Changes in Securities - not applicable.

Item 3.  Defaults upon Senior Securities - not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - not applicable.

Item 5.  Other Information - not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

  a) Exhibits - not applicable.

  b) Reports on Form 8-K - Not applicable










                                        SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DEAN WITTER REALTY INCOME
                                                PARTNERSHIP II, L.P.


                                             By:   Dean Witter Realty Income
                                                   Properties II Inc.
                                                   Managing General Partner



Date:  March 15, 1994                        By:   /s/E. Davison Hardman, Jr.
                                                   E. Davisson Hardman, Jr.
                                                   President



Date:  March 15, 1994                        By:   /s/Lawrence Volpe
                                                   Lawrence Volpe
                                                   Controller
                                                   (Principal Financial and
                                                    Accounting Officer)