Form 10-Q
period 1994-04-30
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 1994-06-14
CIK 752744

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-Q

[ X ]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                            For the period ended April 30, 1994

                                            OR

[   ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ________ to ________.

                             Commission File Number:  0-18150

                      DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
              (Exact name of registrant as specified in governing instrument)


       Delaware                                        13-3244091
(State of organization)                     (IRS Employer Identification No.)


   2 World Trade Center, New York, NY                                  10048
(Address of principal executive offices)                             Zip Code




Registrant's telephone number, including area code:   (212) 392-1054



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

                                CONSOLIDATED BALANCE SHEETS


                                                          April 30,
                                                            1994              October 31,
                                                         (Unaudited)             1993
                                                         ____________         ___________

                                          ASSETS
Cash and short-term investments, at cost
  which approximates market                             $ 10,203,515         $  7,465,589

Real estate, at cost:
  Land                                                    18,121,935           18,121,935
  Buildings and improvements                             145,335,453          144,867,183
                                                         ___________          ___________
                                                         163,457,388          162,989,118
  Accumulated depreciation                                40,638,077           37,630,627
                                                         ____________         ___________
                                                         122,819,311          125,358,491

Investment in joint venture                                2,798,423            2,646,935

Deferred expenses, net                                     1,585,964            1,776,242

Other assets                                               3,909,160            4,500,860
                                                         ___________          ___________
                                                        $141,316,373         $141,748,117
                                                         ___________          ___________
                             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued
  liabilities                                           $    654,009         $  1,023,493

Security deposits                                            286,332              340,408

Deferred distributions                                     3,712,556            3,712,556

Minority interests in joint ventures                       8,725,894            9,064,548
                                                         ___________          ___________
                                                          13,378,791           14,141,005
Partners' capital (deficiency):                          ___________          ___________
  General partners                                        (2,904,650)          (2,937,697)
  Limited partners ($1,000 per Unit,
    177,023 Units issued)                                130,842,232          130,544,809
                                                         ___________          ___________
    Total partners' capital                              127,937,582          127,607,112
                                                         ___________          ___________
                                                        $141,316,373         $141,748,117
                                                         ___________          ___________









               See accompanying notes to consolidated financial statements.
/TABLE

                               DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                      CONSOLIDATED STATEMENTS OF INCOME

                             Three and six months ended April 30, 1994 and 1993
                                                 (Unaudited)





                                                      Three months ended                 Six months ended
                                                            April 30,                         April 30,
                                                         1994         1993              1994          1993
                                                    ___________    _________          _________
________
Revenues:
   Rental                                            $4,492,767    $4,719,156       $9,063,100    $9,369,151
   Equity in earnings of joint venture                   81,147        45,555          160,561       101,722
   Interest and other                                   201,417        15,171          306,927       272,870
                                                      _________     _________        _________     _________
                                                      4,775,331     4,779,882        9,530,588     9,743,743
                                                      _________     _________        _________    __________


Expenses:
   Property operating                                 1,699,056     1,672,183        3,340,991     3,423,445
   Depreciation                                       1,517,433     1,573,371        3,007,450     3,128,729
   Amortization                                         126,216       142,685          251,604       288,714
   Interest                                                -           69,951             -          142,260
   General and administrative                           183,681       205,700          344,294       368,491
                                                      _________     _________        _________     _________
                                                      3,526,386     3,663,890        6,944,339     7,351,639
                                                      _________     _________        _________     _________
Income before minority interest                       1,248,945     1,115,992        2,586,249     2,392,104

Minority interest                                       145,143       153,519          288,857       307,955
                                                      _________     _________        _________     _________
Net income                                           $1,103,802    $  962,473       $2,297,392    $2,084,149
                                                      _________     _________        _________     _________

Net income per Unit of limited
   partnership interest                                   $5.61         $4.89           $11.68        $10.60
                                                           ____          ____            _____         _____



















                        See accompanying notes to consolidated financial statements.

                      DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                        CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                              Six months ended April 30, 1994
                                        (Unaudited)







                                         Limited           General
                                         Partners          Partners            Total
                                       _____________     ____________      _____________

Partners' capital (deficiency)
  at November 1, 1993                  $130,544,809      $(2,937,697)      $127,607,112

Net income                                2,067,653          229,739          2,297,392

Cash distributions                       (1,770,230)        (196,692)        (1,966,922)
                                         __________       __________         __________
Partners' capital (deficiency)
  at April 30, 1994                    $130,842,232      $(2,904,650)      $127,937,582
                                        ___________       __________        ___________





































               See accompanying notes to consolidated financial statements.
/TABLE

                      DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Six months ended April 30, 1994 and 1993
                                        (Unaudited)



                                                                1994             1993
                                                            _____________    _____________


Cash flows from operating activities:
Net income                                                   $ 2,297,392      $ 2,084,149
  Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation                                                 3,007,450        3,128,729
  Amortization                                                   251,604          288,714
  Minority interests in joint ventures' operations               288,857          307,955
  Equity in earnings of joint venture                           (160,561)        (101,722)
  Decrease (increase) in operating assets:
    Deferred expenses                                            (61,326)        (288,530)
    Other assets                                                 591,700           76,675
  Increase (decrease) in operating liabilities:
    Accounts payable and accrued liabilities                    (369,484)         147,942
    Security deposits                                            (54,076)          47,489
                                                              __________       __________
      Net cash provided by operating activities                5,791,556        5,691,401
                                                              __________       __________
Cash flows from investing activities:
  Additions to real estate                                      (468,270)        (556,740)
  Additional investment by minority interest                       6,466            1,860
  Investment in joint venture                                   (175,336)         (31,359)
  Minority interests in joint ventures' distributions           (633,977)        (462,237)
  Distributions from joint venture                               184,409          307,911
                                                              __________       __________
      Net cash used in investing activities                   (1,086,708)        (740,565)
                                                              __________       __________
Cash flows from financing activities:
  Cash distributions to partners                              (1,966,922)      (1,327,672)
                                                              __________       __________
Increase in cash and short-term investments                    2,737,926        3,623,164

Cash and short-term investments at beginning of period         7,465,589        1,527,258
                                                              __________       __________
Cash and short-term investments at end of period             $10,203,515      $ 5,150,422
                                                              __________       __________





               See accompanying notes to consolidated financial statements.
/TABLE

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

2.   Real Estate

     In fiscal 1994, the Century Square joint venture settled a lawsuit with the developer of the property relating to certain defects in the parking structure and heating ventilation and air conditioning systems. Pursuant to the settlement, the joint venture received $835,000 in 1994. The proceeds were distributed to the co-venturers according to their interests; accordingly, the Partnership received $626,250. The joint venture will receive an additional $100,000 in each of fiscal years 1995 and 1996. The Partnership recorded these proceeds which represent the recovery of costs incurred and capitalized to correct the defects, as a reduction of buildings and improvements.

3.   Related Party Transactions

     An affiliate of the Managing General Partner provided property management services for four properties for the three and six months ended April 30, 1994 and five properties for the comparable periods ended April 30, 1993. The Partnership paid the affiliate management fees of approximately $154,000 and $161,000 for the six months ended April 30, 1994 and 1993, respectively.

                      DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
                        Notes to Consolidated Financial Statements
                                        (Unaudited)



     Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the six months ended April 30, 1994 and 1993, the Partnership incurred approximately $261,000 and $262,000, respectively for these services.

     As of April 30, 1994 the affiliate was owed a total of approximately $162,000 for these services.

     At April 30, 1993 aggregate deferred distributions to the General Partners totalled $3,712,556. Amounts deferred have been charged against partners' capital and recorded as liabilities owing to the General Partner.

4.   Subsequent Event

     On May 26, 1994, the Partnership paid a cash distribution of $10.00 per Unit to the Limited Partners. The cash distribution aggregated $1,966,922 with $1,770,230 distributed to the Limited Partners and $196,692 distributed to the General Partners.

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

    The Partnership's liquidity also depends upon the cash flow from operations of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the six months ended April 30, 1994, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so.

    During the first two quarters of 1994, the Partnership's cash flow from operations and distributions received from joint venture exceeded distributions to investors and capital expenditures for tenant improvements, leasing commissions and building improvements. The Partnership increased its annual cash distribution rate from 2% to 4% per Unit beginning with the cash distribution for the second fiscal quarter, which was paid on May 26, 1994. The Partnership expects that cash flows from operations and distributions received from joint venture for the remainder of 1994 will be sufficient to fully fund capital improvements and distributions to Limited and General Partners.

    During the first two quarters of 1994, the Partnership incurred approximately $1,300,000 for building improvements, tenant improvements and leasing commissions, including approximately
$722,000 in tenant improvements primarily for a significant expansion by an existing tenant at the United Services Life
Building, and approximately $289,000 in tenant improvements primarily for the renewal of the lease of the largest tenant at the Glenhardie Corporate Center.

    In fiscal 1994, the Century Square joint venture settled a lawsuit with the developer of the property. Pursuant to the settlement, the joint venture received $835,000 in 1994. The proceeds were distributed to the co-venturers according to their interests; accordingly, the Partnership received $626,250. The joint venture will receive an additional $100,000 in each of fiscal years 1995 and 1996.

    On May 26, 1994, the Partnership paid a cash distribution of $10.00 per Unit to the Limited Partners. The total distribution aggregated $1,966,922 with $1,770,230 distributed to the Limited
Partners and $196,692 to the General Partners.

    Prior to 1993, the Partnership had borrowed $4,250,035 on a $5,000,000 line of credit established with a bank. Interest on such borrowings accrued at the prime rate plus three quarters percent.
The Partnership repaid the loan in June 1993.

    Operations

    Fluctuations in the Partnership's operating results for the three-month and six month periods ended April 30, 1994 compared to the comparable periods ended April 30, 1993 are primarily attributable to the following:

    The decreases in rental income are primarily due to the sale of the Sardis Crossing property in May 1993 and a lower average occupancy level at Glenhardie Corporate Center I and II during the six months ended April 30, 1994.

    The increases in equity in earnings of joint venture are primarily attributable to increased income from the Taxter Corporate Park property as a result of lower depreciation resulting from the writedown of the property in 1993.

    The increases in interest and other income primarily relate to a lease termination fee received at Framingham Corporate Center during the second quarter of 1994.

    The decrease in property operating expenses for the six months ended April 30, 1994 compared to the comparable period ended April 30, 1993 is attributable to decreased operating expenses at the Glenhardie office buildings and the sale of the Sardis Crossing property, partially offset by increased professional fees incurred in connection with the lawsuit against a construction contractor at the Century Square office building.

    The decreases in depreciation and amortization are due to a substantial portion of tenant improvements and leasing commissions becoming fully depreciated or amortized in 1993 at the United Services Life and Pavilions at East Lake properties, and the sale of the Sardis Crossing property. These decreases are partially offset by amortization and depreciation on leasing commissions and tenant improvements incurred at the United Services Life Building and Glenhardie Corporate Center in fiscal 1993 and 1994.

    The decreases in interest expense are due to the repayment of the bank loan in June 1993.

    A summary of the markets in which the Partnership's office properties are located and the leasing status of each property is as follows:

    The Boston suburban office market, the location of the Framingham Corporate Center, has experienced a significant decline, and a high vacancy level which is expected to persist throughout the next several years. Occupancy at the Framingham property increased from
97% to 98% during the second quarter of 1994.   No significant space
is up for lease until 1996.

    The office market in Westchester County, New York, the location of Taxter Corporate Park, has experienced a significant decline.
The current vacancy level in the Westchester office market is approximately 27%, as many major tenants in the market are consolidating their operations. It is unlikely that this vacant space will be absorbed in this market for several years. During the second quarter of 1994, occupancy at the property increased slightly from 97% to 99%. No significant leases expire before 1996. One of the tenants owns a long-term leasehold interest in approximately 20% of the space at the property; this tenant does not pay rent, but is responsible for its share of real estate taxes and certain operating expenses.

    Glenhardie Corporate Center I and II are located in the mid-range office building market in Valley Forge, Pennsylvania, where the vacancy rate has decreased to approximately 13% as a result of significant absorption in the market since January 31, 1993.
However, the market is extremely price-competitive. The market is characterized by many smaller tenants who demand and receive extremely favorable lease terms. Larger tenants in this market have less flexibility due to the lack of construction during the last four years. Occupancy at Glenhardie decreased from 97% to 87% during the second quarter of 1994.

    In Pasadena California, the location of the Century Square office building, the office market overall vacancy rate was approximately 13% during the second quarter of 1994. However, the vacancy rate is expected to increase during 1994 due to anticipated downsizing by two large corporations headquartered in Pasadena. Century Square remained 100% leased during the first quarter of 1994, and its leases with Countrywide Credit, which rents over 90% of the leasable space at the property, do not begin to expire until 1998.

    The office market in Bellevue, Washington, the location of the United Services Life Building, has weakened as growth of the market's major tenants has slowed down. However, occupancy at the United Services property remained at 96% during the second quarter of 1994. United Services Life, which occupies approximately 14% of the building's net rentable space lease expires in April 1995.

    Retail properties through the country have been adversely affected by overbuilding and the financial weakness of several large and midsize retailers. Although many of the anchor tenants in the Partnership's retail properties have signed long-term leases, they may face increasing competition in the near future from large specialty or discount retail stores. This increased competition could also affect the performance of smaller tenants.

    Pavilions at East Lake is located in an area of suburban Atlanta which experienced significant retail development in the 1980's. Retail occupancy in the area eroded during the recession. Additionally, a new shopping center recently opened which directly competes with the property. Increasing vacancies and downward pressure on rents are expected to continue in the near term. Occupancy at the Pavilions property increased slightly from 86% to 87% during the second quarter of 1994. The lease of A&P, the anchor tenant, is in place until 2006; no other significant leases expire prior to 1995.

    Wallkill Plaza, located in Wallkill, New York, has been affected by both the recession and new retail development. A regional mall opened in the area in mid-1992. As a result, rental levels, which have already experienced a decline, may experience further downward pressure. During the second quarter of 1994, occupancy at the property remained at 87%. The leases of the two anchor tenants are in place until 2006; no other significant leases expire until 1996.

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

Item 3.       Defaults upon Senior Securities - not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - not applicable.

Item 5.       Other Information - not applicable.

Item 6.       Exhibits and Reports on Form 8-K.

         a)   Exhibits - not applicable.

         b) Reports on Form 8-K - Report dated May 10, 1994 of the valuation per Unit of Limited Partnership interest at December 31, 1993.

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


                                             DEAN WITTER REALTY INCOME
                                                PARTNERSHIP II, L.P.


                                             By:   Dean Witter Realty Income
                                                   Properties II Inc.
                                                   Managing General Partner



Date:  June 14, 1994                         By:   /s/E. Davisson Hardman, Jr.
                                                   E. Davisson Hardman, Jr.
                                                   President



Date:  June 14, 1994                         By:   /s/Lawrence Volpe
                                                   Lawrence Volpe
                                                   Controller
                                                   (Principal Financial and
                                                    Accounting Officer)