Form 10-Q
period 1994-07-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 1994-09-14
CIK 752744

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-Q

[ X ]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                            For the period ended July 31, 1994

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

                                CONSOLIDATED BALANCE SHEETS


                                               July 31,
                                                1994           October 31,
                                             (Unaudited)          1993


                                          ASSETS
Cash and short-term investments, at cost
  which approximates market                 $ 10,878,064      $  7,465,589

Real estate, at cost:
  Land                                        18,121,935        18,121,935
  Buildings and improvements                 145,591,989       144,867,183
                                             163,713,924       162,989,118
  Accumulated depreciation                    42,207,275        37,630,627
                                             121,506,649       125,358,491

Investment in joint venture                    2,754,905         2,646,935

Deferred expenses, net                         1,491,838         1,776,242

Other assets                                   3,761,188         4,500,860

                                            $140,392,644      $141,748,117

                             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued
  liabilities                               $    752,740      $  1,023,493

Security deposits                                264,388           340,408

Deferred distributions                         3,712,556         3,712,556

Minority interests in joint ventures           8,683,932         9,064,548
                                              13,413,616        14,141,005

Partners' capital (deficiency):
  General partners                            (3,000,505)       (2,937,697)
  Limited partners ($1,000 per Unit,
    177,023 Units issued)                    129,979,533       130,544,809
    Total partners' capital                  126,979,028       127,607,112

                                            $140,392,644      $141,748,117

See accompanying notes to consolidated financial statements.
/TABLE

                               DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                      CONSOLIDATED STATEMENTS OF INCOME

                             Three and nine months ended July 31, 1994 and 1993
                                                 (Unaudited)






                                             Three months ended          Nine months ended
                                                   July 31,                    July 31,
                                              1994         1993          1994         1993
Revenues:
   Rental                                 $4,522,688    $4,546,636    $13,585,788     $13,915,787
   Equity in earnings of joint venture        92,228        35,247        252,789         136,969
   Interest and other                        113,138        87,602        420,065         360,472
                                           4,728,054     4,669,485     14,258,642      14,413,228


Expenses:
   Property operating                      1,696,836     1,711,705      5,037,827       5,135,150
   Depreciation                            1,569,198     1,541,498      4,576,648       4,670,227
   Amortization                              138,811       131,959        390,415         420,673
   Interest                                     -           40,870           -            183,130
   General and administrative                179,500       191,708        523,794         560,199
                                           3,584,345     3,617,740     10,528,684      10,969,379

Income before minority interest            1,143,709     1,051,745      3,729,958       3,443,849

Minority interest                            135,341       141,486        424,198         449,441

Income before gain on sale of real
   estate                                  1,008,368       910,259      3,305,760       2,994,408

Gain on sale of real estate                     -          794,007           -            794,007
Net income                                $1,008,368    $1,704,266   $  3,305,760     $ 3,788,415


Net income per Unit of limited
   partnership interest                        $5.13         $9.11         $16.81          $19.71

See accompanying notes to consolidated financial statements.

                      DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                        CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                              Nine months ended July 31, 1994
                                        (Unaudited)








                                  Limited         General
                                  Partners        Partners          Total

Partners' capital (deficiency)
  at November 1, 1993           $130,544,809    $(2,937,697)    $127,607,112

Net income                         2,975,184        330,576        3,305,760

Cash distributions                (3,540,460)      (393,384)      (3,933,844)

Partners' capital (deficiency)
  at July 31, 1994              $129,979,533    $(3,000,505)    $126,979,028

See accompanying notes to consolidated financial statements.
/TABLE

                      DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Nine months ended July 31, 1994 and 1993
                                        (Unaudited)

                                                           1994             1993

Cash flows from operating activities:
Net income                                              $ 3,305,760      $ 3,788,415
  Adjustments to reconcile net income
  to net cash provided by operating activities:
  Gain on sale of real estate                                  -            (794,007)
  Depreciation                                            4,576,648        4,670,227
  Amortization                                              390,415          420,673
  Minority interests in joint ventures' operations          424,198          449,441
  Equity in earnings of joint venture                      (252,789)        (136,969)
Decrease (increase) in operating assets:
    Deferred expenses                                      (106,011)        (380,472)
    Other assets                                            739,672          368,233
  Increase (decrease) in operating liabilities:
    Accounts payable and accrued liabilities               (270,753)         189,605
    Security deposits                                       (76,020)          28,161

      Net cash provided by operating activities           8,731,120        8,603,307

Cash flows from investing activities:
  Additions to real estate                                 (724,806)        (685,012)
  Additional investment by minority interest                  8,239            7,349
  Investment in joint venture                              (204,082)         (96,296)
  Minority interests in joint ventures' distributions      (813,053)        (740,393)
  Distributions from joint venture                          348,901          404,296
  Proceeds from sale of real estate                            -           6,379,216

      Net cash (used in) provided by investing
        activities                                       (1,384,801)       5,269,160

Cash flows from financing activities:
    Cash distributions to partners                       (3,933,844)      (2,311,133)
    Bank loan repayment                                       -           (4,250,035)

      Net cash used in financing activities              (3,933,844)      (6,561,168)

Increase in cash and short-term investments               3,412,475        7,311,299

Cash and short-term investments at beginning of period    7,465,589        1,527,258

Cash and short-term investments at end of period        $10,878,064      $ 8,838,557

Supplemental disclosure of cash paid for interest:            -          $   183,130

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

2.   Real Estate

     In fiscal 1994, the Century Square joint venture settled a lawsuit with the developer of the property relating to certain defects in the parking structure and heating, ventilation and air conditioning systems. Pursuant to the settlement, the joint venture received $835,000 in 1994. The proceeds were distributed to the co-venturers according to their interests; accordingly, the Partnership received $626,250. The joint venture will receive an additional $100,000 in each of fiscal years 1995 and 1996. The Partnership recorded these proceeds, which represent the recovery of costs incurred and capitalized to correct the defects, as a reduction of buildings and improvements.

3.   Related Party Transactions

     An affiliate of the Managing General Partner provided property management services for four properties for the three and nine months ended July 31, 1994 and five properties for the comparable periods ended July 31, 1993. The
     Partnership paid the affiliate management fees of approximately $225,000 and $236,000 for the nine months ended July 31, 1994 and 1993, respectively.

                      DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
                        Notes to Consolidated Financial Statements
                                        (Unaudited)


     Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the nine months ended July 31, 1994 and 1993, the Partnership incurred approximately $392,000 and $393,000, respectively for these services.

     As of July 31, 1994 the affiliate was owed a total of approximately $162,000 for these services.

     At July 31, 1994 aggregate deferred distributions to the General Partners totalled $3,712,556. Amounts deferred have been charged against partners' capital and recorded as liabilities owing to the General Partner.

4.   Subsequent Event

     On August 30, 1994, the Partnership paid a cash distribution of $10.00 per Unit to the Limited Partners. The cash distribution aggregated $1,966,867 with $1,770,180 distributed to the Limited Partners and $196,687 distributed to the General Partners.

     Additionally, on August 30, 1994, the Partnership repaid
     $928,139 of deferred distributions owed to the General
     Partners. The Partnership expects to repay this liability in full over the next three quarters.

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

    Many real estate markets are stabilizing; however, the recovery of office properties will be slow. Continued absence of significant construction activity is the primary reason for improvement. Increased consumer spending has helped the retail property market although increased interest rates have slowed spending. Most geographic regions of the country are improving, with the exception of Southern California, where the impact of the defense industry reductions has not been offset by growth in other industries.

    Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

    The Partnership's liquidity depends upon the cash flow from operations of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the nine months ended July 31, 1994, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so.

    During the first three quarters of 1994, the Partnership's cash flow from operations and distributions received from joint venture exceeded distributions to investors and capital expenditures. The Partnership expects that such cash flows from operations and distributions received from joint venture for the remainder of 1994 will be sufficient to fully fund capital improvements and distributions to Limited and General Partners. The high occupancy level and limited turnover of leases at the properties in the portfolio has resulted in an increase in the Partnership's cash reserves. Consequently, the Partnership increased the Limited Partners' distribution rate from 2% to 4% per Unit beginning with the cash distribution paid on May 26, 1994. Additionally, on August 30, 1994, the Partnership repaid $928,139 of the deferred distributions owed to the General Partners. The Partnership expects to repay this liability in full over the next three quarters.

    During the nine months ended July 31, 1994, the Partnership incurred approximately $1.7 million for building improvements, tenant improvements and leasing commissions, including approximately $759,000 at United Services Life Building, and approximately $493,000 at the Glenhardie Corporate Center.

    On August 30, 1994, the Partnership paid a cash distribution of $10.00 per Unit to the Limited Partners. The total distribution aggregated $1,966,867 with $1,770,180 distributed to the Limited Partners and $196,687 to the General Partners.

    Prior to 1993, the Partnership had borrowed $4,250,035 on a $5,000,000 line of credit established with a bank. Interest on such borrowings accrued at the prime rate plus three quarters percent. The Partnership repaid the loan in June 1993.

    Operations

    Fluctuations in the Partnership's operating results for the nine-month and three-month periods ended July 31, 1994 compared to the comparable periods ended July 31, 1993 are primarily attributable to the following:

    The decreases in rental income are primarily due to the sale of the Sardis Crossing property in May 1993 and lower rents recognized at Glenhardie Corporate Center I and II and Wallkill
Plaza during the nine months ended July 31, 1994.

    The increases in equity in earnings of joint venture are primarily attributable to increased income from the Taxter
Corporate Park property as a result of lower depreciation resulting from the writedown of the property in 1993.

    The decrease in property operating expenses are attributable to the Glenhardie office buildings and the sale of the Sardis Crossing property, partially offset by increased professional fees incurred in connection with the lawsuit against a construction contractor at the Century Square office building.

    The decrease in depreciation and amortization for the nine months ended July 31, 1994 compared to 1993 is due to a substantial portion of tenant improvements and leasing commissions becoming fully depreciated or amortized in 1993 at the United Services Life and Pavilions at East Lake properties, and the sale of the Sardis Crossing property. These decreases are partially offset by amortization and depreciation on leasing commissions and tenant improvements incurred primarily at the United Services Life Building and Glenhardie Corporate Center in fiscal 1993 and 1994.

    The decreases in interest expense are due to the repayment of the bank loan in June 1993.

    A summary of the markets in which the Partnership's office properties are located and the leasing status of each property is as follows:

    The Boston suburban office market, the location of the Framingham Corporate Center, is one of the most active markets in the Boston area. The market vacancy level has declined from approximately 17% to 10% over the past twelve months. Rents are firming due to a lack of prime office space, no new construction and growth in the health and medical industries which populate the area. Occupancy at the Framingham property remained at 98%
during the third quarter of 1994.   No significant space is up
for lease until 1996.

    The office market in Westchester County, New York, the location of Taxter Corporate Park, has experienced a significant decline. The current vacancy level in the Westchester office market is approximately 25%, as many major tenants in the market are consolidating their operations. It is unlikely that this vacant space will be absorbed in this market for several years. However, during the third quarter of 1994, occupancy at the property remained at 99%. No significant leases expire before 1996. One of the tenants had purchased a long-term leasehold interest in approximately 20% of the space at the property; this tenant does not pay rent, but is responsible for its share of real estate taxes and certain operating expenses.

    Glenhardie Corporate Center I and II are located in the mid-range office building market in Valley Forge, Pennsylvania, where the vacancy rate is approximately 14%. Occupancy at Glenhardie increased from 87% to 94% during the third quarter of 1994.

    In Pasadena California, the location of the Century Square office building, the office market overall vacancy rate was approximately 15% during the third quarter of 1994, and it is expected to increase in the near-term due to anticipated downsizing by two large corporations headquartered in Pasadena. However, Century Square remained 100% leased during the third quarter of 1994. The occupancy of the property's largest tenant, Countrywide Credit, remained at approximately 83%. No significant space is up for lease until 2000.

    The office market in Bellevue, Washington, the location of the United Services Life Building, has experienced minimal space absorption in 1994, primarily as a result of a slowdown in the local economy and the availability of sub-lease space. However, occupancy at the United Services property increased from 96% to 98% during the third quarter of 1994. The lease to United Services Life, which occupies approximately 14% of the building's net rentable space expires in April 1995.

    A summary of the markets in which the Partnership's retail properties are located, and the leasing status of each property, is as follows:

    Pavilions at East Lake is located in an area of suburban Atlanta which experienced significant retail development in the 1980's. Retail occupancy in the area eroded during the recession. Additionally, a new shopping center recently opened which directly competes with the property. Increasing vacancies and downward pressure on rents are expected to continue in the near term. Occupancy at the Pavilions property increased slightly from 87% to 89% during the third quarter of 1994. The lease of A&P, the anchor tenant, is in place until 2006.



    Wallkill Plaza, located in Wallkill, New York, has been affected by both the recession and new retail development. A regional mall opened in the area in mid-1992. As a result, rental levels, which have already experienced a decline, may experience further downward pressure. During the third quarter of 1994, occupancy at the property decreased slightly from 87% to 86%. The leases of the two anchor tenants are in place until 2006; no other leases expire until 1997.

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


                                             DEAN WITTER REALTY INCOME
                                                PARTNERSHIP II, L.P.


                                             By:   Dean Witter Realty Income
                                                   Properties II Inc.
                                                   Managing General Partner



Date:  September 13, 1994                    By:   /s/E. Davisson Hardman, Jr.
                                                   E. Davisson Hardman, Jr.
                                                   President



Date:  September 13, 1994                    By:   /s/Lawrence Volpe
                                                   Lawrence Volpe
                                                   Controller
                                                   (Principal Financial and
                                                    Accounting Officer)