Form 10-K
period 1994-10-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 1995-01-27
CIK 752744

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549

                                            FORM 10-K

[ X ]                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934
                           For the fiscal year ended October 31, 1994

                                               OR

[   ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ________ to ________.

                                 Commission File Number 0-18150

                         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
                     (Exact name of registrant as specified in its charter)

       Delaware                                      13-3244091
(State of organization)                  (IRS Employer Identification No.)

   2 World Trade Center, New York, NY                   10048
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (212) 392-1054

Securities registered pursuant to Section 12(b) of the Act:

Title of each class           Name of each exchange on which registered
      None                                   None

Securities registered pursuant to Section 12(g) of the Act:

                              Units of Limited Partnership Interest
                                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X             No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by
nonaffiliates of the registrant.    Not Applicable

                               DOCUMENTS INCORPORATED BY REFERENCE
                                              None

                                             PART I.

ITEM 1.   BUSINESS.

        The Registrant, Dean Witter Realty Income Partnership II, L.P. (the "Partnership"), is a limited partnership formed in September 1984 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing primarily in income-producing office, industrial and retail properties.

        The Managing General Partner of the Partnership is Dean Witter Realty Income Properties II Inc. (the "Managing General Partner"), a Delaware corporation which is wholly-owned by Dean Witter Realty Inc.
The Associate General Partner is Dean Witter Realty Income Associates II, L.P. (the "Associate General Partner"), a Delaware limited partnership, the general partner of which is Dean Witter Realty Income Associates II Inc., a wholly-owned subsidiary of the Managing General Partner. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth in Item 13 below.

        The Partnership issued 177,023 units of limited partnership interest (the "Units") with gross proceeds from the offering of $177,023,000. The offering has been terminated and no additional Units will be sold.

         The proceeds from the offering were used to make equity investments in six office properties and three retail properties (one of which was sold in fiscal 1993) which were acquired without permanent mortgage debt. The properties are described in Item 2 below.

        The Partnership considers its business to include one industry segment, investment in real property.

        The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. In recent years, an oversupply condition has persisted nationally and many markets have experienced high vacancy rates. Currently, many real estate markets are beginning to stabilize primarily due to the continued absence of significant construction activity; however, the recovery is expected to be slow. Further information regarding competition in the markets where the Partnership's properties are located is set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        The Partnership has no employees.

        All of the Partnership's business is conducted in the United States.

ITEM 2.     PROPERTIES

         The Partnership owns directly or through a partnership interest, the following eight property interests. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses.

                                            Year(s)          Acquisition      Net Rentable         Type of Ownership
                                          Completed/            Cost              Area                of land and
  Property, location and type               Acquired           ($000)         (000 sq. ft.)          Improvements
Framingham Corporate Center              1984/1985,92         $16,073               166            95% general part-
  Framingham, MA                                                                                   nership interest1
  Office building

Glenhardie Corporate Center
 I and II                                1979,82/1985         $17,792               126            Fee Interest
 Valley Forge, PA
 Two office buildings

Century Square, Pasadena, CA               1984/1985          $29,100               206            75% general part-
  Office building                                                                                  nership interest2

Wallkill Plaza, Orange County, NY          1986/1986          $18,775               203            Fee Interest
  Shopping center

United Services Life Building              1982/1986          $27,000               212            Fee Interest
  Bellevue, Washington
  Office building

Pavilions at East Lake, Atlanta, GA        1986/1986          $15,600               148            Fee Interest
  Shopping center

Taxter Corporate Park                   1987,88/1986,88        $7,659               345            14.8% general part-
  Westchester County, NY                                                                           nership interest3
  Office building


1.    The Managing General Partner owns the remaining 5% limited partnership interest in the partnership.

2.    Dean Witter Realty Income Partnership I, L.P., an affiliate of the partnership, owns the remaining
      25% general partnership interest.  The total cost of the property was $38.8 million.

3.    Dean Witter Realty Income Partnership III, L.P. and Dean Witter Realty Income Partnership IV, L.P,
      affiliates of the Partnership, own the remaining 44.6% and 40.6% general partnership interests in the partnership, respectively.

Each property has been built with on-site parking facilities.

       An affiliate of the Partnership is the property manager for Century Square, Taxter Corporate Park, Framingham Corporate Center, Wallkill
Plaza and the co-property manager for the Glenhardie Corporate Center.

       Further information relating to the Partnership's properties is included in Item 7 and footnotes 4, 5 and 6 to the consolidated financial statements included in Item 8 below.

ITEM 3.      LEGAL PROCEEDINGS.
       Neither the Partnership nor any of its properties are subject to any material pending legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.

                                            PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

       An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow its limited partners (the "Limited Partners") to transfer their units if a suitable buyer can be located.

       As of October 31, 1994, there were 28,015 holders of limited partnership interests.

       The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

       The Partnership paid quarterly cash distributions during the year ended October 31, 1994 aggregating $30.00 per Unit to Limited Partners. The total distribution amounted to $5,900,766, with $5,310,690 distributed to the Limited Partners and $590,076 distributed to the General Partners. Additionally, in fiscal 1994, the Partnership repaid $928,139 of deferred distributions owed to the General Partners.

       On November 29, 1994, the Partnership paid a cash distribution of $10.00 per Unit to the Limited Partners. The cash distribution aggregated $1,966,922 with $1,770,230 distributed to the Limited Partners and $196,692 distributed to the General Partners. The Partnership also repaid $928,139 of deferred distributions owed to the General Partners.

       The Partnership anticipates making regular distributions to its partners in the future.

       Sale or financing proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale or refinancing proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale or financing proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee of up to 3% of the selling price of any equity investment.

       Taxable income generally is allocated in the same proportions as distributions of distributable cash or sale or financing proceeds. In the event there is no distributable cash or sale or financing proceeds, taxable income is allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss will be allocated 90% to the Limited Partners and 10% to the General Partners.

ITEM 6.  SELECTED FINANCIAL DATA.

      The following sets forth a summary of the selected financial data for the
Partnership:

                             DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
                     For the years ended October 31, 1994, 1993, 1992, 1991 and 1990


                              1994            1993            1992            1991            1990
Total revenues            $ 18,995,554    $ 15,392,848    $ 19,024,121    $ 16,701,176    $ 17,237,642
Net income                $  3,961,466    $    747,552    $  3,664,354    $  2,817,986    $  4,469,393
Net income per
   Unit of
   limited
   partnership
   interest                   $  20.14         $  4.25         $ 18.63         $ 14.33         $ 22.72

Cash distributions
   paid per Unit
   of limited
   partnership
   interest                   $  30.00         $ 29.52        $  15.00         $ 26.25         $ 70.00

Total assets at
    October 31            $137,953,991    $141,748,117    $150,891,740    $160,145,548    $159,481,855

The above financial data should be read in conjunction with the consolidated financial statements and the related notes appearing in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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


        Many real estate markets are stabilizing, primarily due to the continued absence of significant construction activity. However, the recovery of office properties will be slow because tenant demand is weak as a result of continued downsizing by many major corporations. Increased consumer spending has helped the retail property market although increased interest rates have slowed spending recently. Most geographic regions of the country are improving, with the exception of Southern California, where the impact of the defense industry reductions has not been offset by growth in other industries.

        Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

        The Partnership's liquidity depends on the cash flow from operations of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. In 1994, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so.

        In 1994, the Partnership's cash flow from operations and distributions received from its joint venture investment exceeded distributions to partners, its joint venture investment, and capital expenditures. The high occupancy level and limited turnover of leases at the properties in the portfolio has resulted in an increase in the Partnership's cash reserves through October 31, 1994. Consequently, in 1994 the Partnership increased the Limited Partners' distribution rate from 2% to 4% per Unit. In 1995, the Partnership expects that cash flows from operations and distributions received from its joint venture investment will exceed distributions to partners at the 4% per Unit rate. However, the excess will not be sufficient to fully fund certain capital improvements; these will be funded from Partnership cash reserves. Additionally, through November 1994, the Partnership has repaid $1,856,278 of the deferred distributions owed to the General Partners. The Partnership expects to repay the remaining $1,856,278 of deferred distributions in fiscal 1995.

        In 1994, the Partnership incurred approximately $2,367,000 of tenant and building improvements, including approximately $1,091,000 at Glenhardie Corporate Center and approximately $755,000 at United Services Life Building.

        Subsequent to year-end, the lease term of Countrywide Credit, the largest tenant at the Century Square office building, was extended from March 2000 to March 2010. The rental rate will remain constant over the next five years rather than increasing, as provided for under the original leases.

        In fiscal 1993, the Partnership concluded that there was a decline in the value of the Taxter Corporate Park property, and that the decline was other-than-temporary. Accordingly, the general partners of the partnership which owns the property recorded a loss on impairment of its investment in the property of approximately $27.8 million at October 31, 1993. The Partnership's share of this loss, which was included in equity in earnings (loss) of joint ventures was approximately $4.1 million.

        In February 1992, the Partnership established a $5,000,000 line of credit with a bank. Borrowings bore interest payable monthly, at prime plus three quarters percent. In June 1993, the loan balance of $4,250,035 was repaid in full from proceeds from the sale of the Sardis Crossing retail property.

        On November 29, 1994, the Partnership paid a cash distribution of $10.00 per Unit to the Limited Partners. The cash distribution aggregated $1,966,922 with $1,770,230 distributed to the Limited Partners and $196,692 distributed to the General Partners.

        Operations

        Fluctuations in the Partnership's operating results for the year ended October 31, 1994 compared to 1993 and for the year ended October 31, 1993 compared to 1992 are primarily attributable to the following:

        The decrease in rental income in 1994 as compared to 1993 is primarily due to the sale of the Sardis Crossing property in May 1993 and lower rents recognized at Glenhardie Corporate Center I and Wallkill Plaza in 1994, offset by higher rental income at the United Services Life Building and the Framingham Corporate Center. The increase in rental income in 1993 as compared to 1992 is primarily due to increased rents recognized at Century Square and Pavilions at East Lake in 1993, partially offset by the loss of rental income from the sale of the Sardis Crossing property.

        The increase in equity in earnings (loss) of joint venture in 1994 compared to 1993 and the decrease in equity in earnings (loss) of joint venture in 1993 compared to 1992 are due primarily to the Partnership's share of the writedown for other than temporary impairment in value of Taxter Corporate Park of approximately $4.1 million in the fourth quarter of 1993. The decrease in equity in earnings (loss) of joint venture in 1993 compared to 1992 was partially offset by a real estate tax refund recognized at Taxter Corporate Park in the fourth quarter of 1993.

        The increase in interest and other income in 1993 compared to 1992 is primarily due to the receipt of lease cancellation income totaling $289,000 at the Glenhardie Corporate Center and the United Services Life Building in 1993.

        The decrease in property operating expenses in 1994 compared to 1993 is primarily attributable to lower utility and repair and maintenance expenses at the Glenhardie office buildings in 1994 and the sale of the Sardis Crossing property in 1993, partially offset by increased legal fees incurred in connection with the lawsuit against a construction contractor at the Century Square office building. The increase in property operating expenses in 1993 compared to 1992 is primarily attributable to increased costs relating to higher average occupancies at United Services Life and Pavilions at East Lake properties in 1993, and legal fees incurred in 1993 at Century Square.

        The increase in depreciation in 1994 compared to 1993 corresponds to increased expenditures for tenant improvements in 1994.

        The decrease in amortization in 1994 compared to 1993 is due to a substantial portion of leasing commissions becoming fully amortized in 1993 at the United Services Life and Pavilions at East Lake properties, and the sale of the Sardis Crossing property. These decreases are partially offset by amortization on leasing commissions incurred primarily at the United Services Life Building, Glenhardie Corporate Center and Pavilions at East Lake in fiscal 1993 and 1994. The increase in amortization in 1993 compared to 1992 is primarily due to increased expenditures for leasing commissions at Framingham Corporate Center and the United Services Life building in 1992, and the Glenhardie Corporate Center and the United Services Life building in 1993.

        The decreases in interest expense in 1994 compared to 1993 and 1993 compared to 1992 is due to the repayment of the bank loan in June 1993.
The decrease in interest expense in 1993 compared to 1992 is also due to a decrease in the effective interest rate on the Partnership's debt during 1993.

        A summary of the markets in which the Partnership's office properties are located and the performance of each property is as follows:

        The Boston suburban office market, the location of the Framingham Corporate Center, is one of the most active markets in the Boston area. The current market vacancy rate is approximately 6%. As of October 31, 1994, the building was 99% leased to 13 tenants. Major tenants include ASB Meditest and Blue Cross/Blue Shield, both of whose leases expire in 1996.

        The office market in Westchester County, New York, the location of Taxter Corporate Park, has experienced a significant decline. The current vacancy level in the Westchester office market is approximately 25% as many major tenants in the market are consolidating their operations. It is unlikely that this vacant space will be absorbed in this market for several years. However, as of October 31, 1994, the property was 98% leased to 26 tenants. One of the tenants acquired a long-term leasehold interest in approximately 20% of the space at the property in 1988. This tenant does not pay rent, but is responsible for its share of real estate taxes and certain operating expenses. The lease of Fuji Photo Film, the other major tenant (covering 21% of the property's space) expires in 1996.

        Glenhardie Corporate Center I and II are located in the mid-range office building market in Valley Forge, Pennsylvania where the vacancy rate is approximately 14%. As of October 31, 1994, the buildings were 98% leased to 11 tenants. Major tenants include Sun Guard Data
Corporation and Users Inc, whose leases expire in 1998 and 1999, respectively.

        In Pasadena, California, the location of the Century Square office building, the office market overall vacancy rate is approximately 16%, and it is expected to face some deterioration in the near term as a result of downsizing by two large employers in that market. However, Century Square remained 100% leased during the year. The occupancy of the property's largest tenant, Countrywide Credit, remained at approximately 83%.

        The office market at Bellevue, Washington, the location of the United Services Life Building, has experienced minimal space absorption in 1994, primarily as a result of a slowdown in the local economy and the availability of sub-lease space. As of October 31, 1994, the building was 98% leased to 30 tenants. Major tenants include, Asymetrix Corporation and United Service Life. Asymetrix Corporation's leases expire in 1996 and 1998 and United Services Life's lease expires in 1995.

        A summary of the markets in which the Partnership's retail properties are located and the leasing status of each property are as follows:

        Pavilions at East Lake is located in an area of suburban Atlanta, a market which experienced significant retail development in the 1980's. Retail occupancy in the area eroded during the recession. Additionally, a new shopping center recently opened which directly competes with the property. Increased vacancies and downward pressure on rents are expected to continue in the near term. As of October 31, 1994, the center was 91% leased to 35 tenants. In the third quarter of 1994, A&P, the anchor tenant vacated its space. However, A&P is obligated to continue to pay rent until its lease expires in 2006. A&P is actively seeking a replacement tenant.

        Wallkill Plaza, located in Wallkill, New York, has been affected by both the recession and new retail development. A regional mall opened in the area in mid-1992. As a result, rental levels, which have already experienced a decline, may experience further downward pressure. As of October 31, 1994, the center was 86% leased to 18 tenants. Anchor tenants include Bradlees and Shop Rite, both of whose leases expire in 2006.

        Inflation

        Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                             DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.


                                                  INDEX


                                                                                                  Page
Independent Auditors' Report                                                                       12
Consolidated Balance Sheets at October 31, 1994 and 1993                                           13
Consolidated Statements of Income for the years ended
  October 31, 1994, 1993 and 1992                                                                  14
Consolidated Statements of Partners' Capital for the
  years ended October 31, 1994, 1993 and 1992                                                      15
Consolidated Statements of Cash Flows for the years
  ended October 31, 1994, 1993 and 1992                                                            16
Notes to Consolidated Financial Statements                                                      17-23



                                                                               Schedule
Supplementary Income Statement Information                                         X                24
Real Estate and Accumulated Depreciation                                          XI             25-26








All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

Independent Auditors' Report





To The Partners of
Dean Witter Realty Income Partnership II, L.P.:


We have audited the accompanying consolidated balance sheets of Dean Witter Realty Income Partnership II, L.P. and consolidated partnerships (the "Partnership") as of October 31, 1994 and 1993, and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended October 31, 1994. Our audits also included the financial statement schedules listed in the index at Item 8. These financial statements and financial statement schedules are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly in all material respects, the financial position of Dean Witter Realty Income Partnership II, L.P. and consolidated partnerships as of October 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

                                         /s/Deloitte & Touche LLP
                                         DELOITTE & TOUCHE LLP

New York, New York
January 27, 1995

                             DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                       CONSOLIDATED BALANCE SHEETS

                                        October 31, 1994 and 1993


                                                 ASSETS

                                                                         1994               1993
Cash and short-term investments, at cost,
  which approximates market                                         $  9,812,279         $  7,465,589

Real estate, at cost (notes 4, 5 and 7):
  Land                                                                18,121,935           18,121,935
  Buildings                                                          146,235,433          144,867,183
                                                                     164,357,368          162,989,118
  Accumulated depreciation                                            43,775,258           37,630,627
                                                                     120,582,110          125,358,491

Investment in joint venture (notes 6 and 7)                            2,759,347            2,646,935

Deferred expenses, net                                                 1,328,063            1,776,242

Other assets                                                           3,472,192            4,500,860

                                                                    $137,953,991         $141,748,117


                                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                            $    740,683         $  1,023,493

Security deposits                                                        271,331              340,408

Deferred distributions (note 9)                                        2,784,417            3,712,556

Minority interests in joint ventures (note 4)                          8,489,748            9,064,548

                                                                      12,286,179           14,141,005
Partners' capital (deficiency) (note 3):
  General partners                                                    (3,131,626)          (2,937,697)
  Limited partners ($1,000 per Unit, 177,023 units issued)           128,799,438          130,544,809
  Total partners' capital                                            125,667,812          127,607,112

                                                                    $137,953,991         $141,748,117





See accompanying notes to consolidated financial statements.
/TABLE

                             DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                    CONSOLIDATED STATEMENTS OF INCOME

                           For the years ended October 31, 1994, 1993 and 1992



                                                            1994             1993             1992
Revenues:
  Rental (notes 7 and 8)                                 $18,076,876     $18,652,759       $18,502,546
  Equity in earnings (loss) of joint venture (note 6)        346,296      (3,810,029)          267,435
  Interest and other                                         572,382         550,118           254,140
                                                          18,995,554      15,392,848        19,024,121


Expenses:
  Property operating expenses (note 9)                     6,866,522       6,993,622         6,647,429
  Depreciation                                             6,309,155       6,250,212         6,260,355
  Amortization                                               561,595         677,917           537,018
  Interest (notes 7 and 9)                                      -            183,130           510,663
  General and administrative (note 9)                        710,712         771,971           845,246
                                                          14,447,984      14,876,852        14,800,711

Income before minority interests and gain
  on sale of real estate                                   4,547,570         515,996         4,223,410

Minority interests                                           586,104         562,451           559,056

Income (loss) before gain on sale of
  real estate                                              3,961,466         (46,455)        3,664,354

Gain on sale of real estate (note 5)                            -            794,007              -

Net income                                               $ 3,961,466     $   747,552       $ 3,664,354


Net income per Unit of limited
  partnership interest (note 2)                               $20.14           $4.25            $18.63




See accompanying notes to consolidated financial statements.
/TABLE

                             DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                              CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                           For the years ended October 31, 1994, 1993 and 1992



                                                    Limited            General
                                                   Partners            Partners              Total

Partners' capital (deficiency)
  at November 1, 1991                           $134,375,755         $(2,660,235)        $131,715,520

Net income                                         3,297,919             366,435            3,664,354

Distributions                                     (2,655,345)           (295,039)          (2,950,384)

Partners' capital (deficiency)
  at October 31, 1992                            135,018,329          (2,588,839)         132,429,490

Net income (loss)                                    752,198              (4,646)             747,552

Distributions                                     (5,225,718)           (344,212)          (5,569,930)

Partners' capital (deficiency)
  at October 31, 1993                            130,544,809          (2,937,697)         127,607,112


Net income                                         3,565,319             396,147            3,961,466

Distributions                                     (5,310,690)           (590,076)          (5,900,766)

Partners' capital (deficiency)
  at October 31, 1994                           $128,799,438         $(3,131,626)        $125,667,812





See accompanying notes to consolidated financial statements.
/TABLE

                                     DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   For the years ended October 31, 1994, 1993 and 1992



                                                                         1994               1993              1992
Cash flows from operating activities:
Net income                                                          $   3,961,466       $    747,552      $  3,664,354
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                       6,309,155          6,250,212         6,260,355
     Amortization                                                         561,595            677,917           537,018
     Minority interests in joint ventures' operations                     586,104            562,451           559,056
     Equity in loss (earnings) of joint venture                          (346,296)         3,810,029          (267,435)
     Gain on sale of real estate                                            -               (794,007)             -
     Decrease (increase) in operating assets:
       Deferred expenses                                                 (113,416)          (805,396)         (679,318)
       Other assets                                                     1,028,668           (123,719)         (689,292)
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued liabilities                          (282,810)           171,185          (328,955)
       Security deposits                                                  (69,077)            30,186           (33,947)

        Net cash provided by operating activities                      11,635,389         10,526,410         9,021,836

Cash flows from investing activities:
  Additions to real estate                                             (2,367,774)          (693,215)       (3,636,182)
  Reduction of real estate                                                835,000                -                -
  Proceeds from sale of real estate                                        -               6,379,216              -
  Additional investment by minority interest                               10,358              8,987           171,674
  Minority interests in joint ventures' distributions                  (1,171,262)          (991,540)         (811,476)
  Distributions from Taxter joint venture                                 461,460            508,352           395,866
  Investment in Taxter joint venture                                     (227,576)          (127,434)         (105,307)


        Net cash provided by (used in) investing activities            (2,459,794)         5,084,366        (3,985,425)

Cash flows from financing activities:
  Cash distributions to partners                                       (5,900,766)        (5,422,410)       (2,655,345)
  Repayment of deferred distributions                                    (928,139)               -                -
  Proceeds (repayment) of loan payable to bank                              -             (4,250,035)        4,250,035
  Due to affiliates                                                         -                   -           (7,026,544)

        Net cash used in financing activities                          (6,828,905)        (9,672,445)       (5,431,854)

Increase (decrease) in cash and short-term
  investments                                                           2,346,690          5,938,331          (395,443)

Cash and short-term investments at beginning
  of year                                                               7,465,589          1,527,258         1,922,701

Cash and short-term investments at end of year                       $  9,812,279       $  7,465,589      $  1,527,258

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $    -             $    183,130      $  1,225,666

See accompanying notes to consolidated financial statements.
/TABLE

                       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               October 31, 1994, 1993 and 1992



1.   The Partnership

Dean Witter Realty Income Partnership II, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1984. The Partnership is managed by Dean Witter Realty Income Properties II Inc. (the "Managing General Partner"). The Partnership's fiscal year ends on October 31.

In 1985, the Partnership issued 177,023 units of limited partnership interest (the "Units") for $177,023,000. No additional Units will be sold. The proceeds of the offering were used to make equity investments in income-producing office and retail properties which were not encumbered by debt when acquired.


2.   Summary of Significant Accounting Policies

The financial statements include the accounts of the Partnership and the Century Square and Framingham Corporate Center joint ventures on a consolidated basis. The equity method of accounting has been applied to the Partnership's 14.8% interest in the Taxter Corporate Park property because of its continuing ability to exert significant influence.

The Partnership owns a 75% general partnership interest in Century Square. An affiliate of the partnership, Dean Witter Realty Income Partnership I, L.P., owns the remaining 25% general partnership interest.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

The carrying value of real estate includes the purchase price paid by the Partnership and acquisition fees and expenses. Costs of improvements to the properties are capitalized, and repairs are expensed. Depreciation is recorded on the straight-line method.

The Partnership periodically evaluates the recoverability of the net carrying value of its real estate. The evaluation is based on a review of expected future cash flows, determination of the Partnership's expected holding period of these assets and other factors.

Deferred expenses consist primarily of leasing commissions which are amortized over the applicable lease terms.

Rental income is recognized on a straight-line basis.

The Partnership considers short-term investments with original maturities of three months or less to be cash equivalents.

Net income per Unit amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership
Agreement, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

For income tax purposes, Partnership results are reported for the calendar year. The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods, (b) rental income is recognized based on the payment terms in the applicable leases, and
(c) writedowns for impairment of real estate are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $5.2 million higher than the amounts reported for financial statement purposes.


3.   Partnership Agreement

The Partnership Agreement provides that distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the General Partners.

Sale or financing proceeds will be distributed, to the extent available, first, to each Limited Partner, until return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale or financing proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale or financing proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee of up to 3% of the selling price of any equity investment.

Taxable income generally is allocated in the same proportions as distributions of distributable cash or sale or financing proceeds. In the event there is no distributable cash or sale or financing proceeds, taxable income is allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss is allocated 90% to the Limited
Partners and 10% to the General Partners.

4.   Real Estate Investments

The locations, years of acquisition and net carrying values of the properties are as follows:

                                                                    Carrying Value
                                         Year of                    at October 31,
        Property                        Acquisition          1994               1993
  Framingham Corporate Center,
    Framingham, MA                          1985         $ 18,096,036      $ 19,317,793
  Glenhardie I and II,
    Valley Forge, PA                        1985           15,420,078        15,262,914
  Century Square,
    Pasadena, CA                            1985           33,129,398        35,288,974
  Wallkill Plaza,
    Orange County, NY                       1986           16,084,429        16,482,625
  United Services Life Building,
    Bellevue, Washington                    1986           24,036,993        24,827,318
  Pavilions at East Lake,
    Atlanta, GA                             1986           13,815,176        14,178,867

                                                         $120,582,110      $125,358,491

In fiscal 1994, the Century Square joint venture settled a lawsuit with the developer of the property relating to certain defects in the parking structure and heating, ventilation and air conditioning systems. Pursuant to the settlement, the joint venture received $835,000 in 1994. The proceeds were distributed to the co-venturers according to their interests; accordingly, the Partnership received $626,250. The joint venture will receive an additional $100,000 in each of fiscal years 1995 and 1996. The Partnership recorded the proceeds, which represent the recovery of costs incurred and capitalized to correct the defects, as a reduction of buildings and improvements.

5.  Sale of Real Estate

In May 1993, the Partnership sold the Sardis Crossing property for $6,450,000, less closing costs. The net carrying value of the property, including deferred costs, was approximately $5,585,000 at the time of sale. $4,250,035 of the proceeds were used to repay the Partnership's bank loan, and the remainder was distributed to the
Limited Partners.   The gain on the sale ($4.49 per limited partnership
Unit) was allocated 100% to the Limited Partners in accordance with the Partnership Agreement.

6.  Investment in Joint Venture

Taxter Corporate Park, Westchester County, New York

In 1986, the Partnership purchased a 14.8% general partnership interest in the partnership which owns the property. Affiliates of the Partnership, Dean Witter Realty Income Partnership III, L.P. and Dean Witter Realty Income Partnership IV, L.P. purchased the remaining 44.6% and 40.6% general partnership interests, respectively.

The partners receive cash flow and profits and losses according to their pro rata shares.

In fiscal 1993, because of continuing weakness in the Westchester County, New York office market, and the likelihood that such weakness would persist for several years, the general partners of the partnership which owns the property concluded that there was a decline in its value, and that the decline was other-than-temporary. Accordingly, the partnership which owns the property recorded a loss on impairment of the property of approximately $27.8 million at October 31, 1993. The Partnership's share of this loss, approximately $4.1 million, was included in equity in earnings (loss) of joint venture in 1993.

Summarized balance sheet information of the joint venture are as follows:

                                                                                 October 31,
                                                                1994                           1993
      Land and buildings, net                                $18,525,138                   $17,988,250
      Other                                                    1,720,405                     1,501,419

      Total assets                                           $20,245,543                   $19,489,669

      Liabilities                                            $   214,584                   $   218,247
      Partners' capital                                       20,030,959                    19,271,422

      Total liabilities and capital                          $20,245,543                   $19,489,669

/TABLE

      Summarized results of the operations of the joint venture are as follows:
                                                                        Years ended October 31,
                                                        1994                1993              1992
     Rental income                                  $  6,269,934       $  6,516,950        $ 6,109,525
     Other income                                         81,301            100,967            187,250
                                                       6,351,235          6,617,917          6,296,775

     Property operating expenses                       3,020,235          2,956,814          3,019,392
     Depreciation and amortization                       991,163          1,576,393          1,470,390
     Loss on impairment of real
       estate                                                -           27,828,152              -
                                                       4,011,398         32,361,359          4,489,782
     Net income (loss)                              $  2,339,837       $(25,743,442)       $ 1,806,993


     Activity in the Investment in Joint Venture is as follows:

                                                               Years ended October 31,
                                                        1994                1993              1992

     Investment at beginning
       of year                                      $  2,646,935        $ 6,837,882       $ 6,861,006
     Equity in earnings (loss)                           346,296         (3,810,029)          267,435
     Distributions                                      (461,460)          (508,352)         (395,866)
     Additional investments                              227,576            127,434           105,307
     Investment at end of year                      $  2,759,347        $ 2,646,935       $ 6,837,882

     7.     Loan Payable to Bank

     In February 1992, the Partnership established a secured revolving credit facility in the amount of $5,000,000 with a bank. Borrowings bore interest, payable monthly, at the prime rate plus three quarters percent. In June 1993, the loan balance of $4,250,035 was repaid in full.

     8.  Leases

     Minimum future rental income under noncancellable operating leases as of October 31, 1994 is as follows:

                  Year ending October 31:
                  1995                                            $15,656,528
                  1996                                             14,681,254
                  1997                                             11,781,813
                  1998                                             10,302,417
                  1999                                              8,014,883
                  Thereafter                                       20,533,720

                  Total                                           $80,970,615

     The Partnership has determined that all leases relating to its properties are operating leases. The lease terms range from three to fifteen years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

     Subsequent to year-end, the lease term of Countrywide Credit, the largest tenant at the Century Square office building, was extended from March 2000 to March 2010. The rental rate will remain constant over the next five years rather than increasing, as provided for under the original leases.

9.  Related Party Transactions

An affiliate of the Managing General Partner provided property management services for four properties in 1994, six properties in 1993 and five properties in 1992. The Partnership paid the affiliate management fees of approximately $295,000, $321,000 and $291,000 for the years ended October 31, 1994, 1993 and 1992, respectively.

Another affiliate of the Managing General Partner performs administrative functions and processes certain investor and tax information on behalf of the Partnership. For the years ended October 31, 1994, 1993 and 1992, the affiliate was reimbursed approximately $523,000, $527,000 and $530,000, respectively, for these services. As of October 31, 1994, the affiliate was owed approximately $163,000 for these services.

The Partnership had borrowed funds from an affiliate of the Managing General Partner. Interest expense, which was calculated at the prime rate, approximated $297,000 in 1992. The loan was repaid in full in fiscal 1992.

Through October 31, 1994 and 1993, the General Partners have deferred receipt of an aggregate amount of $2,784,417 and $3,712,556, respectively, of distributions to which they are entitled, including distributions of approximately $148,000 and $295,000 in 1993 and 1992, respectively. Amounts deferred were charged against partners' capital and recorded as liabilities owing to the General Partners. In fiscal 1994, the Partnership repaid $928,139 of deferred distributions owed to the General Partners.


10.  Subsequent Event

On November 29, 1994, the Partnership paid a cash distribution of $10.00 per Unit to the Limited Partners. The cash distribution aggregated $1,966,922 with $1,770,230 distributed to the Limited Partners and $196,692 distributed to the General Partners. The Partnership also repaid $928,139 of deferred distributions owed to the General Partners. The Partnership expects to repay this liability in full in fiscal 1995.

                                                                                            SCHEDULE X
                             DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                               Supplementary Income Statement Information

                           For the years ended October 31, 1994, 1993 and 1992

                                            Charged to costs and expenses

                                       1994             1993           1992

Maintenance and repairs                         $   361,414            $   418,663          $  538,158

Real estate taxes                               $ 1,640,193            $ 1,616,330          $1,684,640

SCHEDULE XI

                                  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                     Real Estate and Accumulated Depreciation

                                                 October 31, 1994

                           Initial cost to Partnership (A)

                                           Building and
Description                Land            Improvements              Total
Office Building
Framingham, MA           $2,061,399         $21,369,446            $23,430,845

Office Buildings
Valley Forge, PA          2,000,000          16,534,152             18,534,152

Office Building
Pasadena, CA              6,429,000          33,907,000             40,336,000

Shopping Center
Wallkill, NY              2,300,000          17,300,870             19,600,870

Office Building
Bellevue, WA              2,831,536          25,483,828             28,315,364

Shopping Center
Atlanta, GA               2,500,000          13,858,607             16,358,607

                        $18,121,935        $128,453,903           $146,575,838

                                                      Gross Amount at which
                                                    Carried at End of Period (B)

                            Cost
                         Capitalized
                        Subsequent to                              Building &
Description              Acquisition           Land                Improvements            Total
Office Building
Framingham, MA           $5,879,607         $2,061,399             $27,249,053           $29,310,452

Office Buildings
Valley Forge, PA          3,242,543          2,000,000              19,776,695            21,776,695

Office Building
Pasadena, CA              3,386,246          6,429,000              37,293,246            43,722,246

Shopping Center
Wallkill, NY                 61,882          2,300,000              17,362,752            19,662,752

Office Building
Bellevue, WA              4,611,146          2,831,536              30,094,974            32,926,510

Shopping Center
Atlanta, GA                 600,106          2,500,000              14,458,713            16,958,713
                        $17,781,530        $18,121,935            $146,235,433          $164,357,368

                                                                                         Life on which
                                                                                          Depreciation
                                                                                        in Latest Income
                          Accumulated            Date of             Date                 Statement is
Description             Depreciation(c)    Construction           Acquired                  Computed
Office Building
Framingham, MA          $11,214,416               1984            May 1985                  5-40 years

Office Buildings
Valley Forge, PA          6,356,617               1979            July 1985                 5-40 years
                                                  1982            November 1985
Office Building
Pasadena, CA             10,592,848               1984            October 1985              5-40 years

Shopping Center
Wallkill, NY              3,578,323               1986            August 1986               5-40 years

Office Building
Bellevue, MA              8,889,517               1982            September 1986            5-40 years

Shopping Center
Atlanta, GA               3,143,537               1986            December 1986             5-40 years
                        $43,775,258

Notes:


(A)  The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses.  There is no difference between cost for financial reporting purposes and cost for federal income tax purpose.
(B)  Reconciliation of real estate owned
         at October 31:                                   1994              1993               1992
      Balance at beginning of period                 $162,989,118     $169,734,278        $164,025,311

     Additions (deletions) during period:
       Acquisition of Minority interest                      -                -              2,072,785
       Improvements                                     2,367,774          693,215           3,636,182
       Reduction of real estate                          (835,000)            -                  -
       Cost of real estate sold                                         (6,229,880)              -
       Write-offs due to lease expirations               (164,524)      (1,208,495)              -
     Balance at end of period                        $164,357,368     $162,989,118        $169,734,278

(C)  Reconciliation of accumulated depreciation:
       Balance at beginning of period                $ 37,630,627     $ 33,818,402        $ 27,558,047
       Additions (deletions) during Period:
         Depreciation expense                           6,309,155        6,250,212           6,260,355
         Accumulated Depreciation on real
           estate sold                                                  (1,229,492)              -
         Write-offs due to lease expirations             (164,524)      (1,208,495)              -
         Balance end of period                       $ 43,775,258      $37,630,627         $33,818,402

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.
                                            PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The Partnership is a limited partnership which has no directors or officers.

        The directors and executive officers of the Managing General Partner are as follows:

                                                       Position with the
         Name                                      Managing General Partner


         William B. Smith                  Chairman of the Board of Directors
         E. Davisson Hardman, Jr.          President and Director
         Lawrence Volpe                    Controller, Assistant Secretary and
                                           Director
         Ronald T. Carman                  Secretary and Director

           All of the directors have been elected to serve until the next annual meeting of the shareholder of the Managing General Partner or until their successors are elected and qualify. Each of the officers has been elected to serve until his successor is elected and qualifies.

         William B. Smith, age 51, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since April 1982.

         E. Davisson Hardman, Jr., age 45, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since April 1982.

         Lawrence Volpe, age 47, is a Director and the Controller of Dean Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.

         Ronald T. Carman, age 43, is a Director and the Secretary of Dean Witter Realty Inc. He is a Senior Vice President and Associate General Counsel of Dean Witter Reynolds Inc., which he joined in 1984.

         There is no family relationship among any of the foregoing persons.

ITEM 11.   EXECUTIVE COMPENSATION

        The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in Item 5 above. The General Partners deferred receipt of cash distributions of $147,520 and $295,039 during the years ended October 31, 1993 and 1992, respectively. At October 31, 1994 the General Partners have deferred receipt of a total of $2,784,417 of such distributions.

        The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 9 of the Notes to Consolidated
Financial Statements in Item 8 above.

        The directors and officers of the Partnership's Managing General Partner received no remuneration from the Partnership.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

        (b) The directors of the Managing General Partner and the officers and directors of the Managing General Partner as a group own the following Units as of January 27, 1995:

   (1)                        (2)                                         (3)
                                                                        Amount and
Title of               Name and Address of                              Nature of
 Class                  Beneficial Owner                            Beneficial Ownership

Limited              Directors and officers                  Indirectly:  The Associate
Partnership          of Managing General                     General Partner, the limited
Interests            Partner, as a group                     partner of which includes
                                                             officers and directors of
                     Dean Witter Realty Inc.                 the Managing General
                     2 World Trade Center                    Partner, owns 5 Units (.003
                     New York, NY  10048                     percent of class)

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        As a result of their being partners of a limited partnership which is the limited partner of the Associate General Partner, certain current and former officers and directors of the Managing General Partner also own indirect partnership interests in the Partnership. The Partnership Agreement of the Partnership provides that cash distributions and allocations of income and loss to the general partners be distributed or allocated 50% to the Managing General Partner and 50% to the Associate General Partner. The General Partners' share of cash distributions and income or loss is described in Item 5 above.

        All of the outstanding shares of common stock of the Managing General Partner are owned by Dean Witter Realty Inc. ("Realty"), a Delaware corporation which is a wholly-owned subsidiary of Dean Witter, Discover & Co. The general partner of the Associate General Partner is Dean Witter Realty Income Associates II Inc., which is a wholly-owned subsidiary of the Managing General Partner. The limited partner of the Associate General Partner is LSA 84 II L.P., a Delaware limited partnership. Realty and certain current and former officers and directors of the Managing General Partner are partners of LSA 84 II L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

        The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 9 to the Consolidated Financial Statements in Item 8 above.

                                             PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K.

(a)      The following documents are filed as part of this Annual Report:

     1. Financial Statements (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

     2. Financial Statement Schedules (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

     3.  Exhibits
         (3) Amended and Restated Agreement of Limited Partnership dated as of September 6, 1984 set forth in Exhibit A to the Prospectus included in Registration Statement Number 2-93207 is incorporated herein by reference.

         (4)     Not applicable.

         (9)     Not applicable.

         (10) Purchase and Sale Agreements for properties purchased were filed as Exhibits to Form 8-K on June 6, 1985, July 15, 1985, November 13, 1985, February 27, 1986, August 29, 1986,
                 September 4, 1986, December 16, 1986 and December 30, 1986 and are incorporated herein by reference.

         (11)    Not applicable.

         (12)    Not applicable.

         (13)    Not applicable.

         (18)    Not applicable.

         (19)    Not applicable.

         (22) Subsidiaries: Century Square Ventures, a California limited partnership; Framingham Corporate Center LP, a Massachusetts limited partnership.

         (23)    Not applicable.

         (24)    Not applicable.

         (25)    Not applicable.

         (28)    Not applicable.

         (29)    Not applicable.

(b) No forms 8-K were filed by the Partnership during the last quarter of the period covered by this report.

                                               SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
By:   Dean Witter Realty Income Properties II Inc.
      Managing General Partner



By:   /s/E. Davisson Hardman, Jr.                                        Date:  January   , 1995
      E. Davisson Hardman, Jr.
      President


By:   /s/Lawrence Volpe                                                  Date:  January   , 1995
      Lawrence Volpe
      Controller
      (Principal Financial and Accounting Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES II INC.
Managing General Partner


/s/William B. Smith                                                      Date:  January   , 1995
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                                              Date:  January   , 1995
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                                                        Date:  January   , 1995
Lawrence Volpe
Director


/s/Ronald T. Carman                                                      Date:  January   , 1995
Ronald T. Carman
Director