Form 10-Q
period 1995-01-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 1995-03-17
CIK 752744

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                  For the period ended January 31, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes   X
No

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

             DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                       CONSOLIDATED BALANCE SHEETS


                                         January 31,
                                             1995          October 31,
                                          (Unaudited)         1994


                                 ASSETS
Cash and short-term investments, at cost
  which approximates market              $  8,316,095     $  9,812,279

Real estate, at cost:
  Land                                     18,121,935       18,121,935
  Buildings and improvements              146,719,685      146,235,433
                                          164,841,620      164,357,368
  Accumulated depreciation                 45,275,516       43,775,258
                                          119,566,104      120,582,110

Investment in joint venture                 2,741,452        2,759,347

Deferred expenses, net                      2,133,677        1,328,063

Other assets                                3,984,630        3,472,192

                                         $136,741,958     $137,953,991

                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued
  liabilities                            $    787,881     $    740,683

Security deposits                             255,003          271,331

Deferred general partner distributions      1,856,278        2,784,417

Minority interests in joint ventures        8,616,464        8,489,748
                                           11,515,626       12,286,179
Partners' capital (deficiency):
  General partners                         (3,175,774)      (3,131,626)
  Limited partners ($1,000 per Unit,
   177,023 Units issued)                  128,402,106      128,799,438

   Total partners' capital                125,226,332      125,667,812

                                         $136,741,958     $137,953,991

See accompanying notes to consolidated financial statements.

             DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                    CONSOLIDATED STATEMENTS OF INCOME

              Three months ended January 31, 1995 and 1994
                               (Unaudited)




                                               1995            1994
Revenues:
  Rental                                  $ 4,528,212      $ 4,570,333
  Equity in earnings of joint venture          77,803           79,414
  Interest and other                          501,278          105,510
                                            5,107,293        4,755,257

Expenses:

  Property operating                        1,620,048        1,641,935
  Depreciation                              1,500,258        1,490,017
  Amortization                                143,962          125,388
  General and administrative                  148,639          160,613
                                            3,412,907        3,417,953

Income before minority interests            1,694,386        1,337,304

Minority interests                            168,944          143,714

Net income                                $ 1,525,442      $ 1,193,590

Net income per Unit of limited
  partnership interest                        $  7.76          $  6.07

See accompanying notes to consolidated financial statements.
/TABLE

             DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

               CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                   Three months ended January 31, 1995
                               (Unaudited)







                              Limited       General
                              Partners      Partners        Total

Partners' capital (deficiency)
  at November 1, 1994       $128,799,438  $(3,131,626)  $125,667,812

Net income                     1,372,898      152,544      1,525,442

Cash distributions            (1,770,230)    (196,692)    (1,966,922)

Partners' capital (deficiency)
  at January 31, 1995       $128,402,106  $(3,175,774)  $125,226,332

See accompanying notes to consolidated financial statements.

             DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

              Three months ended January 31, 1995 and 1994
                               (Unaudited)



                                                1995          1994


Cash flows from operating activities:
Net income                                   $ 1,525,442   $ 1,193,590
  Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation                                 1,500,258     1,490,017
  Amortization                                   143,962       125,388
  Minority interests in joint ventures'
    operations                                   168,944       143,714
  Equity in earnings of joint venture            (77,803)      (79,414)
  Decrease (increase) in operating assets:
   Deferred expenses                            (949,576)      (25,131)
   Other assets                                 (512,438)      317,635
  Increase (decrease) in operating liabilities:
   Accounts payable and accrued liabilities       47,198      (137,558)
   Security deposits                             (16,328)      (35,250)

     Net cash provided by operating activities 1,829,659     2,992,991

Cash flows from investing activities:
  Additions to real estate                      (484,252)     (721,900)
  Additional investment by minority interest     240,608          -
  Minority interests in joint ventures'
    distributions                               (282,836)     (194,499)
  Distributions from joint venture               120,771       118,507
  Investment in Taxter joint venture             (25,073)     (100,141)

     Net cash used in investing activities      (430,782)     (898,033)

Cash flows from financing activities:
  Cash distributions to partners              (1,966,922)     (983,461)
  Repayment of deferred distributions           (928,139)         -

     Net cash used in financing activities    (2,895,061)     (983,461)

Increase (decrease) in cash and short-term
  investments                                 (1,496,184)    1,111,497

Cash and short-term investments at beginning
  of period                                    9,812,279     7,465,589

Cash and short-term investments at end
  of period                                  $ 8,316,095    $ 8,577,086

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

    Net income per Unit of limited partnership amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

    In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period.

2.  Related Party Transactions

    An affiliate of the Managing General Partner provides property management services for four properties. The Partnership incurred management fees of approximately $73,500 and $89,000 for the three months ended January 31, 1995 and 1994, respectively.

    Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For each of the three months ended January 31, 1995 and 1994, the Partnership incurred approximately $131,000 for these services.

    As of January 31, 1995 the affiliates were owed a total of approximately $180,000 for these services.

3.  Subsequent Event

    On February 28, 1995, the Partnership paid a cash distribution of $10.00 per Unit to the Limited Partners. The cash distribution aggregated $1,966,922 with $1,770,230 distributed to the Limited Partners and $196,692 distributed to the General
    Partners.   The Partnership also repaid an additional $928,139
    of deferred distributions owed to the General Partners. The Partnership expects to repay the remaining deferred distributions with the May 1995 cash distribution.

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

   Many real estate markets are stabilizing primarily due to the continued absence of significant construction activity. However, the recovery of office properties has been and may continue to be slow because tenant demand is weak as a result of continued downsizing by many major corporations. Increased consumer spending has helped the retail property market although increased interest rates have slowed spending recently.

   Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

   The Partnership's liquidity depends upon the cash flow from operations of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the three months ended January 31, 1995, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so.

   However, during the first quarter of 1995, payments for tenant improvements and leasing commissions, additional investments in real estate and in joint ventures, partner distributions and deferred distributions for the General Partners exceeded cash flow from operations and distributions from joint ventures by approximately $1,496,000. The shortfall was funded from existing cash reserves; such reserves had accumulated in prior years due to the high occupancy level and limited tenant turnover at the properties in the Partnership's portfolio.

   The Partnership expects that for the remainder of 1995, capital expenditures and distributions will be funded from operating cash flows, distributions from joint ventures and existing cash reserves.

   During the three months ended January 31, 1995, the Partnership incurred approximately $1.2 million for tenant improvements and leasing commissions (net of capital contributions by the minority interest), including approximately $700,000 at the Century Square building, and approximately $320,000 at the Framingham Corporate Center.

   Effective January 1, 1995, the lease term of Countrywide Credit Industries, Inc., the largest tenant at the Century Square office building, was extended from March 2000 to March 2010. The rental rate will remain at the 1994 rate through 2004, rather than increasing, as provided for under the original leases. After 2004, rents will increase ten percent for the remainder of the lease term. Considering the current market and economic conditions in Pasadena, CA, as discussed below under Operations, and the credit-worthiness of Countrywide, the Managing General Partner considers the terms of the new agreement favorable. The cash flow from this property is expected to be stable for a total of fifteen years at a higher level than comparable current market rents.

   On February 28, 1995, the Partnership paid the first quarter cash distribution of $10.00 per Unit to the Limited Partners. The total distribution aggregated $1,966,922 with $1,770,230 distributed to the Limited Partners and $196,692 to the General Partners. The Partnership also repaid an additional $928,139 of deferred distributions owed to the General Partners. The Partnership expects to repay the remaining deferred distributions with the May 1995 cash distribution.

   Operations

   Fluctuations in the Partnership's operating results for the three-month period ended January 31, 1995 compared to 1994 are primarily attributable to the following:

   The increase in interest and other income is primarily due to lease termination income of approximately $354,000 from the largest tenant at Framingham Corporate Center, which terminated certain of its leases for approximately 18% of the property's space. This space was released to new tenants prior to January 31, 1995.

   A summary of the markets in which the Partnership's office properties are located and the leasing status of each property is as follows:

   The Boston suburban office market, the location of the Framingham Corporate Center, is one of the most active markets in the Boston area. The current market vacancy rate as of January 31, 1995 is approximately 6%. At January 31, 1995, the property is 100% leased (including two tenants which will move into their space in the second quarter). Leases covering approximately 12% and 23% of the property's space are scheduled to expire during the remainder of 1995 and 1996, respectively.

   The office market in Westchester County, New York, the location of Taxter Corporate Park, has experienced a significant decline. The current vacancy level in the Westchester office market is approximately 25%. It is unlikely that this vacant space will be absorbed in the market for several years. During the first quarter of 1995, occupancy at the property remained stable at 99%. Leases covering 21% of the property's space expire in 1996.

   Glenhardie Corporate Center I and II are located in Valley Forge, Pennsylvania, a market in which the vacancy rate is currently 14%. New construction in this area will cause the office market to deteriorate. During the first quarter of 1995, occupancy at the property remained stable at 98%. No significant leases are scheduled to expire before 1998.

   In Pasadena, California, the location of the Century Square office building, the office market overall vacancy rate is approximately 15%, and it is expected to deteriorate in the near term, primarily, as a result of the downsizing of Countrywide and another large employer in the market. However, Century Square remained 100% leased as of January 31, 1995. Countrywide's occupancy at the property remained at approximately 83%.

   The office market in Bellevue, Washington, the location of the United Services Life Building, has experienced minimal space absorption recently, primarily as a result of a slowdown in the local economy and the availability of sub-lease space. During the first quarter of 1995, occupancy at the United Services property decreased slightly to 96%. United Services Life, which occupies approximately 14% of the building, has informed the Partnership that it will vacate its space upon expiration of its lease in June 1995.

   Asymetrix Corporation, which occupies approximately 31% of the property's space and whose leases expire in 1996 and 1998 has announced that they will significantly reduce their work force. The effect of this restructuring on Asymetrix's leases at the property is unclear at this time.

   A summary of the markets in which the Partnership's retail properties are located, and the leasing status of each property, is as follows:

   Pavilions at East Lake is located in an area of suburban Atlanta which experienced significant retail development in the 1980's. Retail occupancy in the area eroded during the recession. Additionally, a new shopping center recently opened which directly competes with the property. Currently, the vacancy in this market is 20%; increasing vacancies and downward pressure on rents are expected to continue in the near term. Occupancy at the Pavilions property decreased from 91% to 83% during the first quarter of 1995. In 1994, A&P, the anchor tenant vacated its space; it is obligated to continue to pay rent until its lease expires in 2006. A&P is actively seeking a replacement tenant.

   Wallkill Plaza, located in Wallkill, New York, has been affected by both the recession and new retail development. As a result, rental levels, which have already experienced a decline, may experience further downward pressure. During the first quarter of 1995, occupancy at the property remained at 86%. No significant leases are scheduled to expire in the near future.

Inflation

   Inflation has been consistently low during the period presented in the financial statements, and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
PART II - OTHER INFORMATION


Item 1.    Legal Proceedings - not applicable.

Item 2.    Changes in Securities - not applicable.

Item 3.    Defaults upon Senior Securities - not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - not applicable.

Item 5.    Other Information - not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

       a)  Exhibits - not applicable.

       b)  Reports on Form 8-K - None

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


                                   DEAN WITTER REALTY INCOME
                                      PARTNERSHIP II, L.P.


                                   By:  Dean Witter Realty Income
                                        Properties II Inc.
                                        Managing General Partner



Date:  March 17, 1995              By:  /s/E. Davisson Hardman, Jr.
                                        E. Davisson Hardman, Jr.
                                        President



Date:  March 17, 1995              By:  /s/Lawrence Volpe
                                        Lawrence Volpe
                                        Controller
                                        (Principal Financial and
                                         Accounting Officer)