Form 10-Q
period 1995-04-30
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 1995-06-14
CIK 752744

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       FORM 10-Q

[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                          For the period ended April 30, 1995

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

                                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                   CONSOLIDATED BALANCE SHEETS

                                                                April 30,           October 31,
                                                                   1995                1994

                                             ASSETS
Cash and cash equivalents, at cost
  which approximates market                                     $  8,152,345       $  9,812,279

Real estate, at cost:
  Land                                                            18,121,935         18,121,935
  Buildings and improvements                                     146,784,709        146,235,433
                                                                 164,906,644        164,357,368
  Accumulated depreciation                                        46,777,003         43,775,258
                                                                 118,129,641        120,582,110

Investment in joint venture                                        2,722,838          2,759,347

Deferred expenses, net                                             2,040,304          1,328,063

Other assets                                                       3,420,197          3,472,192

                                                                $134,465,325       $137,953,991

                                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                        $    509,992       $    740,683

Security deposits                                                    262,326            271,331

Deferred general partner distributions                               928,139          2,784,417

Minority interest in joint venture                                 8,469,413          8,489,748
                                                                  10,169,870         12,286,179
Partners' capital (deficiency):
  General partners                                                (3,268,861)        (3,131,626)
  Limited partners ($1,000 per Unit,
    177,023 Units issued)                                        127,564,316        128,799,438

    Total partners' capital                                      124,295,455        125,667,812

                                                                $134,465,325       $137,953,991

See accompanying notes to consolidated financial statements.
/TABLE

                         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                CONSOLIDATED STATEMENTS OF INCOME

                       Three and six months ended April 30, 1995 and 1994

                                                 Three months ended           Six months ended
                                                     April 30,                   April 30,
                                                  1995        1994           1995         1994

Revenues:
   Rental                                     $4,444,111   $4,492,767     $8,972,323  $9,063,100
   Equity in earnings of joint venture            74,336       81,147        152,139     160,561
   Interest and other                            168,717      201,417        669,995     306,927
                                               4,687,164    4,775,331      9,794,457   9,530,588


Expenses:
   Property operating                          1,680,383    1,699,056      3,300,431   3,340,991
   Depreciation                                1,501,487    1,517,433      3,001,745   3,007,450
   Amortization                                  144,857      126,216        288,819     251,604
   General and administrative                    208,119      183,681        356,758     344,294
                                               3,534,846    3,526,386      6,947,753   6,944,339

Income before minority interest                1,152,318    1,248,945      2,846,704   2,586,249

Minority interest                                116,273      145,143        285,217     288,857

Net income                                    $1,036,045   $1,103,802     $2,561,487  $2,297,392

Net income per Unit of limited
   partnership interest                            $5.27        $5.61         $13.02      $11.68

See accompanying notes to consolidated financial statements.
/TABLE

                         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                 Six months ended April 30, 1995



                                                  Limited           General
                                                  Partners          Partners           Total

Partners' capital (deficiency)
  at November 1, 1994                           $128,799,438      $(3,131,626)     $125,667,812

Net income                                         2,305,338          256,149         2,561,487

Cash distributions                                (3,540,460)        (393,384)       (3,933,844)

Partners' capital (deficiency)
  at April 30, 1995                             $127,564,316      $(3,268,861)     $124,295,455

See accompanying notes to consolidated financial statements.

                         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Six months ended April 30, 1995 and 1994

                                                                     1995              1994
Cash flows from operating activities:
  Net income                                                      $ 2,561,487       $ 2,297,392
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation                                                    3,001,745         3,007,450
    Amortization                                                      288,819           251,604
    Minority interest in joint venture's operations                   285,217           288,857
    Equity in earnings of joint venture                              (152,139)         (160,561)
    (Increase) decrease in operating assets:
      Deferred expenses                                            (1,001,060)          (61,326)
      Other assets                                                     51,995           591,700
    Decrease in operating liabilities:
      Accounts payable and accrued liabilities                       (230,691)         (369,484)
      Security deposits                                                (9,005)          (54,076)

      Net cash provided by operating activities                     4,796,368         5,791,556

Cash flows from investing activities:
  Additions to real estate                                           (549,276)         (468,270)
  Additional investment by minority interest                          240,608             6,466
  Minority interest in joint venture's distributions                 (546,160)         (633,977)
  Distributions from joint venture                                    219,707           184,409
  Investment in joint venture                                         (31,059)         (175,336)

      Net cash used in investing activities                          (666,180)       (1,086,708)

Cash flows from financing activities:
  Cash distributions to partners                                   (3,933,844)       (1,966,922)
  Payment of deferred distributions                                (1,856,278)             -

      Net cash used in financing activities                        (5,790,122)       (1,966,922)

(Decrease) increase in cash and cash equivalents                   (1,659,934)        2,737,926

Cash and cash equivalents at beginning of period                    9,812,279         7,465,589

Cash and cash equivalents at end of period                        $ 8,152,345       $10,203,515

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

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the results for the interim periods.

2.     Related Party Transactions

An affiliate of the Managing General Partner provides property management services for four properties. The Partnership incurred management fees of approximately $144,000 and $154,000 for the six months ended April 30, 1995 and 1994, respectively.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For each of the six-month periods ended April 30, 1995 and 1994, the Partnership incurred approximately $261,000 for these services.

As of April 30, 1995, the affiliates were owed a total of approximately $163,000 for these services.

3.     Subsequent Event

On May 30, 1995, the Partnership paid a cash distribution of $10.00 per Unit to the Limited Partners. The cash distribution aggregated $1,966,922 with $1,770,230 distributed to the Limited Partners and
$196,692 distributed to the General Partners.   The Partnership also paid
the remaining $928,139 of deferred distributions owed to the General Partners.
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Many real estate markets are stabilizing, primarily due to the continued absence of significant construction activity. However, the recovery of office properties has been, and may continue to be slow, because tenant demand is weak as a result of continued downsizing by many major corporations. Increased consumer spending has helped the retail property market although increased interest rates have slowed spending recently.

Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

The Partnership's liquidity depends upon the cash flow from operations of its properties and expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the six months ended April 30, 1995, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so.

However, during the six months ended April 30, 1995, payments for tenant improvements and leasing commissions, net additional investments in real estate and in joint ventures, partner distributions and deferred distributions for the General Partners exceeded cash flow from operations and distributions from joint ventures by approximately $1,660,000. The shortfall was funded from existing cash reserves; such reserves had accumulated in prior years due to the high occupancy level and limited tenant turnover at the properties in the Partnership's portfolio.

The Partnership expects that for the remainder of 1995, capital expenditures and distributions will be funded from operating cash flows, distributions from joint ventures and existing cash reserves.

During the six months ended April 30, 1995, the Partnership incurred approximately $1.3 million for tenant improvements and leasing commissions (net of capital contributions by the minority interest), including approximately $937,000 at the Century Square building, and approximately $339,000 at the Framingham Corporate Center.

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

On May 30, 1995, the Partnership paid a cash distribution of $10.00 per Unit to the Limited Partners. The cash distribution aggregated
$1,966,922 with $1,770,230 distributed to the Limited Partners and
$196,692 distributed to the General Partners.   The Partnership also paid
the remaining $928,139 of deferred distributions owed to the General
Partners.

Operations

Fluctuations in the Partnership's operating results for the three and six-month periods ended April 30, 1995 compared to 1994 are primarily attributable to the following:

The increase in interest and other income is primarily due to lease termination income of approximately $354,000 from the largest tenant at Framingham Corporate Center, which terminated certain of its leases, occupying approximately 18% of the property's space, in the first quarter of 1995. This space was released to new tenants prior to January 31, 1995.

A summary of the markets in which the Partnership's office properties are located and the leasing status of each property is as follows:

The Boston suburban office market, the location of the Framingham Corporate Center, is one of the most active markets in the Boston area. The current market vacancy rate is approximately 6%. At April 30, 1995, the property is 95% leased. Leases covering approximately 12% and 21% of the property's space are scheduled to expire during the remainder of 1995 and 1996, respectively.

The office market in Westchester County, New York, the location of Taxter Corporate Park, has a current vacancy level of approximately 22%. It is unlikely that this vacant space will be absorbed for several years. During the second quarter of 1995, average occupancy at the property decreased slightly to 98%. Leases covering 23% of the property's space expire in 1996.

Glenhardie Corporate Center I and II are located in Valley Forge, Pennsylvania, a market in which the vacancy rate is currently 14%. New construction in this area may cause the office market to weaken. During the six months ended April 30, 1995, occupancy at the property remained stable at 98%. No significant leases are scheduled to expire before 1998.

In Pasadena, California, the location of the Century Square office building, the overall office market vacancy rate is approximately 15%, and it is expected to increase in the near term, primarily as a result of the downsizing of employers in the market. However, Century Square remained 100% leased as of April 30, 1995. Countrywide Credit occupies approximately 82% of the property's space.

Although the office market in Bellevue, Washington, the location of the United Services Life Building, has recently experienced minimal space absorption, the availability of sub-lease space is steadily declining
which is expected to result in increases in effective rents.   The market
is currently experiencing a 7% vacancy rate. During the six months ended April 30, 1995, occupancy at the United Services property decreased slightly to 96%. United Services Life, which occupies approximately 14% of the building, has informed the Partnership that it will vacate its space upon expiration of its lease in June 1995. Asymetrix Corporation, which occupies approximately 30% of the property's space and whose leases expire in 1996 and 1998, has announced that they will significantly reduce their work force. The effect of this restructuring on Asymetrix's leases at the property is unclear at this time.

A summary of the markets in which the Partnership's retail properties are located, and the leasing status of each property, is as follows:

Pavilions at East Lake is located in an area of suburban Atlanta which experienced significant retail development in the 1980's. Retail occupancy in the area eroded during the recession. Additionally, a new shopping center recently opened which directly competes with the property. Currently, the vacancy rate in this market is 20%; increasing vacancies and downward pressure on rents are expected to continue in the near term. Occupancy at the Pavilions property decreased from 91% to 87% during the six months ended April 30, 1995. In 1994, A&P, the anchor tenant, vacated its space; it is obligated to continue to pay rent until its lease expires in 2006. A&P is actively seeking a replacement tenant.

Wallkill Plaza, located in Wallkill, New York, has been affected by the lingering effects of the recession and new retail development. As a result, rental levels, which have already experienced a decline, may experience further downward pressure. During the six months ended April 30, 1995, occupancy at the property remained at 86%. No significant leases are scheduled to expire before 2006.

Inflation

Inflation has been consistently low during the period presented in the financial statements, and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

           a)  Exhibits - not applicable.

           b)  Reports on Form 8-K -
                 Report, dated April 3, 1995, of the valuation per Unit of Limited Partnership interest at December 31, 1994.

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


                                           DEAN WITTER REALTY INCOME
                                              PARTNERSHIP II, L.P.


                                           By:  Dean Witter Realty Income
                                                Properties II Inc.
                                                Managing General Partner



Date:  June 14, 1995                       By:  /s/E. Davisson Hardman, Jr.
                                                E. Davisson Hardman, Jr.
                                                President



Date:  June 14, 1995                       By:  /s/Lawrence Volpe
                                                Lawrence Volpe
                                                Controller
                                                (Principal Financial and
                                                 Accounting Officer)