Form 10-Q
period 1995-07-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 1995-09-14
CIK 752744

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       FORM 10-Q

[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                          For the period ended July 31, 1995

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

                                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                   CONSOLIDATED BALANCE SHEETS

                                                                  July 31,          October 31,
                                                                    1995               1994


                                             ASSETS
Cash and cash equivalents, at cost
  which approximates market                                     $  8,040,397       $  9,812,279

Real estate, at cost:
  Land                                                            18,121,935         18,121,935
  Buildings and improvements                                     147,063,829        146,235,433
                                                                 165,185,764        164,357,368
  Accumulated depreciation                                        48,306,365         43,775,258
                                                                 116,879,399        120,582,110

Investment in joint venture                                        2,679,498          2,759,347

Deferred expenses, net                                             2,009,683          1,328,063

Other assets                                                       2,790,667          3,472,192

                                                                $132,399,644       $137,953,991

                                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                        $    702,052       $    740,683

Security deposits                                                    274,333            271,331

Deferred general partner distributions                                  -             2,784,417

Minority interest in joint venture                                 8,461,468          8,489,748
                                                                   9,437,853         12,286,179
Partners' capital (deficiency):
  General partners                                                (3,402,228)        (3,131,626)
  Limited partners ($1,000 per Unit,
    177,023 Units issued)                                        126,364,019        128,799,438

    Total partners' capital                                      122,961,791        125,667,812

                                                               $ 132,399,644       $137,953,991

See accompanying notes to consolidated financial statements.

                         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                CONSOLIDATED STATEMENTS OF INCOME

                       Three and nine months ended July 31, 1995 and 1994

                                             Three months ended            Nine months ended
                                                   July 31,                    July 31,
                                              1995         1994           1995          1994
Revenues:
   Rental                                    $4,181,492    $4,522,688   $13,153,815  $13,585,788
   Equity in earnings of joint venture           72,439        92,228       224,578      252,789
   Interest and other                           118,485       113,138       788,480      420,065
                                              4,372,416     4,728,054    14,166,873   14,258,642


Expenses:
   Property operating                         1,741,752     1,696,836     5,042,183    5,037,827
   Depreciation                               1,529,362     1,569,198     4,531,107    4,576,648
   Amortization                                 163,011       138,811       451,830      390,415
   General and administrative                   180,315       179,500       537,073      523,794
                                              3,614,440     3,584,345    10,562,193   10,528,684

Income before minority interest                 757,976     1,143,709     3,604,680    3,729,958

Minority interest                               124,717       135,341       409,934      424,198

Net income                                  $   633,259    $1,008,368   $ 3,194,746  $ 3,305,760

Net income per Unit of limited
   partnership interest                         $  3.22         $5.13        $16.24       $16.81

See accompanying notes to consolidated financial statements.

                         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                 Nine months ended July 31, 1995


                                                  Limited           General
                                                  Partners          Partners           Total

Partners' capital (deficiency)
  at November 1, 1994                           $128,799,438      $(3,131,626)     $125,667,812

Net income                                         2,875,271          319,475         3,194,746

Cash distributions                                (5,310,690)        (590,077)       (5,900,767)

Partners' capital (deficiency)
  at July 31, 1995                              $126,364,019      $(3,402,228)     $122,961,791


See accompanying notes to consolidated financial statements.

                         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Nine months ended July 31, 1995 and 1994
                                                                     1995              1994
Cash flows from operating activities:
  Net income                                                      $ 3,194,746       $ 3,305,760
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation                                                    4,531,107         4,576,648
    Amortization                                                      451,830           390,415
    Minority interest in joint venture's operations                   409,934           424,198
    Equity in earnings of joint venture                              (224,578)         (252,789)
    (Increase) decrease in operating assets:
      Deferred expenses                                            (1,133,450)         (106,011)
      Other assets                                                    681,525           739,672
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued liabilities                        (38,631)         (270,753)
      Security deposits                                                 3,002           (76,020)

      Net cash provided by operating activities                     7,875,485         8,731,120

Cash flows from investing activities:
  Additions to real estate                                           (828,396)         (724,806)
  Additional investment by minority interest                          302,982             8,239
  Minority interest in joint venture's distributions                 (741,196)         (813,053)
  Distributions from joint venture                                    392,919           348,901
  Investment in joint venture                                         (88,492)         (204,082)

      Net cash used in investing activities                          (962,183)       (1,384,801)

Cash flows from financing activities:
  Cash distributions to partners                                   (5,900,767)       (3,933,844)
  Payment of deferred distributions                                (2,784,417)             -

      Net cash used in financing activities                        (8,685,184)       (3,933,844)

(Decrease) increase in cash and cash equivalents                   (1,771,882)        3,412,475

Cash and cash equivalents at beginning of period                    9,812,279         7,465,589

Cash and cash equivalents at end of period                        $ 8,040,397       $10,878,064

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

Net income per Unit of limited partnership amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership Agreement, by the number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the results for the interim periods.

2.     Related Party Transactions

An affiliate of the Managing General Partner provides property management services for four properties. The Partnership incurred management fees of approximately $217,000 and $225,000 for the nine months ended July 31, 1995 and 1994, respectively.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For each of the nine month periods ended July 31, 1995 and 1994, the Partnership incurred approximately $391,000 for these services.

As of July 31, 1995, the affiliates were owed a total of approximately $163,000 for these services.

3.     Subsequent Event

On August 30, 1995, the Partnership paid a cash distribution of $10.00 per Unit to the Limited Partners. The cash distribution aggregated $1,966,922 with $1,770,230 distributed to the Limited Partners and $196,692 distributed to the General Partners.

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

Many real estate markets are stabilizing, primarily due to the continued absence of significant construction activity. However, the recovery of office properties has been, and may continue to be slow, because tenant demand is weak as a result of slow job growth. Retail sales generally remain sluggish.

Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

The Partnership's liquidity depends upon the cash flow from operations of its properties and expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the nine months ended July 31, 1995, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so.

However, during the nine months ended July 31, 1995, payments for tenant improvements and leasing commissions, net additional investments in real estate and in joint ventures, partner distributions and deferred distributions for the General Partners exceeded cash flow from operations and distributions from joint ventures by approximately $1,772,000. The shortfall was funded from cash reserves which had accumulated in prior years due to the high occupancy level and limited tenant turnover at the properties in the Partnership's portfolio.

The Partnership expects that for the fourth quarter of 1995, capital expenditures and distributions will be funded from operating cash flows, distributions from joint ventures and existing cash reserves.

During the nine months ended July 31, 1995, the Partnership incurred approximately $1.7 million for tenant improvements and leasing commissions (net of capital contributions by the minority interest), including approximately $1,185,000 at the Century Square building, approximately $368,000 at the Framingham Corporate Center and approximately $211,000 at the United Services Life Building.

The decrease in other assets during the nine months ended July 31, 1995 primarily resulted from a decrease in the accrual to recognize rental income on a straight-line basis.

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

The Partnership and certain affiliated partnerships have begun to market a portfolio of retail properties which includes certain of the Partnership's retail properties. The Managing General Partner will consider selling all or part of the portfolio if a satisfactory sales price is negotiated. If such a price cannot be obtained, the Managing General Partner will continue to hold the properties.

On August 30, 1995, the Partnership paid a cash distribution of $10.00 per Unit to the Limited Partners. The cash distribution aggregated $1,966,922 with $1,770,230 distributed to the Limited Partners and $196,692 distributed to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the three and nine-month periods ended July 31, 1995 compared to 1994 are primarily attributable to the following:

The decreases in rental revenues are primarily due to lower average occupancy and rental rates at the Pavilions at East Lake property and reduced pass-through income under the revised Countrywide lease at the Century Square property.

The increase in interest and other income is primarily due to lease termination income of approximately $354,000 from the largest tenant at Framingham Corporate Center, which terminated certain of its leases covering approximately 18% of the property's space in the first quarter of 1995. This space was re-leased to new tenants prior to January 31, 1995.

A summary of the markets in which the Partnership's office properties are located and the leasing status of each property is as follows:

The Boston suburban office market, the location of the Framingham Corporate Center, is one of the most active markets in the Boston area. The current market vacancy rate is approximately 8%, and continues to decline with a limited supply of medium-to-large blocks of available contiguous space. At July 31, 1995, the property is approximately 97% leased. NYNEX, which leases approximately 10% of the property's space, vacated the property upon expiration of its lease in August 1995. No other significant leases expire during the remainder of the fiscal year 1995. Leases covering approximately 21% of the property's space are scheduled to expire during fiscal year 1996.

The office market in Westchester County, New York, the location of Taxter Corporate Park, has a current vacancy level of approximately 22%. It is unlikely that this vacant space will be absorbed in the market for several years. During the third quarter of 1995, average occupancy at the property increased slightly to 99% (including one tenant who moved into its space in the fourth quarter). The leases to Fuji Photo Film USA for 24% of the property's space will expire in March 1996. The Partnership is currently negotiating the renewal of Fuji's total space at the property; however, it is too soon to know if such negotiations will be successful.

Glenhardie Corporate Center I and II are located in Valley Forge, Pennsylvania, a market in which the vacancy rate is currently 14%. New construction in this area may cause the office market to weaken. During the nine months ended July 31, 1995, occupancy at the property remained stable at 98%. No significant leases are scheduled to expire before 1998.

In Pasadena, California, the location of the Century Square office building, the overall office market vacancy rate is approximately 15%, and it is expected to increase in the near term, primarily as a result of the downsizing of employers in the market. However, Century Square remained 100% leased as of July 31, 1995. Countrywide Credit occupies approximately 82% of the property's space.

Although the office market in Bellevue, Washington, the location of the United Services Life Building, has recently experienced minimal space absorption, the availability of sub-lease space is steadily declining
which is expected to result in increases in effective rents.   The market
is currently experiencing a 7% vacancy rate. During the nine months ended July 31, 1995, occupancy at the property decreased from 96% to 82%, because United Services Life vacated its space (approximately 14% of the building) on the expiration of its lease in June 1995. However, McCaw RCC Communications, Inc. has leased approximately 17% of the building's space commencing October 1995. This will increase occupancy at the property to 99% by the end of the fiscal year. Asymetrix Corporation, which occupies approximately 30% of the property's space and whose leases expire in 1996 and 1998, has announced that they will significantly reduce their work force. The effect of this restructuring on Asymetrix's leases at the property is unclear at this time.

A summary of the markets in which the Partnership's retail properties are located, and the leasing status of each property, is as follows:

Pavilions at East Lake is located in an area of suburban Atlanta which experienced significant retail development in the 1980's. Big box retailers of consumer electronics, appliances and toys continue to increase retail market share at the expense of department stores and smaller local tenants. Currently, the vacancy rate in this market is 20%. Occupancy at the Pavilions property remained stable at 87% as of July 31, 1995. In 1994, A&P, the anchor tenant, vacated its space; it is obligated to continue to pay rent until its lease expires in 2006, and is actively seeking a replacement tenant. A new shopping center recently opened which directly competes with the property.

Wallkill Plaza, located in Wallkill, New York, has been affected by the lingering effects of a regional recession and new retail development.
As a result, rental levels, which have already experienced a decline, may experience further downward pressure. During the third quarter of 1995, Bradlees, the anchor tenant whose lease expires in 2006, filed for bankruptcy under Chapter 11. The tenant is current on all lease obligations although its future is unclear at this time. During the nine months ended July 31, 1995, occupancy at the property remained at 86%.
No significant leases are scheduled to expire before 2006.

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


                                           DEAN WITTER REALTY INCOME
                                              PARTNERSHIP II, L.P.


                                           By:  Dean Witter Realty Income
                                                Properties II Inc.
                                                Managing General Partner



Date:  September 14, 1995                  By:  /s/E. Davisson Hardman, Jr.
                                                E. Davisson Hardman, Jr.
                                                President



Date:  September 14, 1995                  By:  /s/Lawrence Volpe
                                                Lawrence Volpe
                                                Controller
                                                (Principal Financial and
                                                 Accounting Officer)