Form 10-K
period 1995-10-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 1996-01-29
CIK 752744

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549

                                            FORM 10-K

[ X ]                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934
                           For the fiscal year ended October 31, 1995

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


                               DOCUMENTS INCORPORATED BY REFERENCE
                                              None
                                             PART I.
ITEM 1.   BUSINESS.

        The Registrant, Dean Witter Realty Income Partnership II, L.P. (the "Partnership"), is a limited partnership formed in September 1984 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing primarily in income-producing office, industrial and retail properties.

        The Managing General Partner of the Partnership is Dean Witter Realty Income Properties II Inc. (the "Managing General Partner"), a Delaware corporation which is wholly-owned by Dean Witter Realty Inc. ("Realty"). The Associate General Partner is Dean Witter Realty Income Associates II, L.P. (the "Associate General Partner"), a Delaware limited partnership, the general partner of which is Dean Witter Realty Income Associates II Inc., a wholly-owned subsidiary of the Managing General Partner. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth in Item 13 below.

        The Partnership issued 177,023 units of limited partnership interest (the "Units") with gross proceeds from the offering of $177,023,000. The offering has been terminated and no additional Units will be sold.

         The proceeds from the offering were used to make equity investments in six office properties and three retail properties (one of which was sold in May 1993, and one sold subsequent to fiscal year end) which were acquired without mortgage debt. The properties are described in Item 2 below.

        The Partnership considers its business to include one industry segment, investment in real property. Financial information regarding the Partnership is in the Partnership's financial statements in Item 8 below.

        The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. Further information regarding competition and market conditions where the Partnership's properties are located is set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        The Partnership has no employees.

        All of the Partnership's business is conducted in the United States.

ITEM 2.     PROPERTIES

        The Partnership's principal offices are located at Two World Trade Center, New York, New York 10048. The Partnership has no other offices.

         The Partnership owns directly or through a partnership interest the following eight property interests, none of which is encumbered by mortgage debt. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, all of the properties are adequately covered by insurance.

                                            Year(s)          Acquisition      Net Rentable         Type of Ownership
                                          Completed/            Cost              Area                of land and
  Property, location and type               Acquired           ($000)         (000 sq. ft.)          Improvements
Framingham Corporate Center              1984/1985,92         $16,073               166            95% general part-
  Framingham, MA                                                                                   nership interest1
  Office building

Glenhardie Corporate Center
 I and II                                1979,82/1985         $17,792               126            Fee Interest
 Valley Forge, PA
 Two office buildings

Century Square, Pasadena, CA               1984/1985          $29,100               206            75% general part-
  Office building                                                                                  nership interest2

Wallkill Plaza, Orange County, NY          1986/1986          $18,775               203            Fee Interest3
  Shopping center

United Services Life Building              1982/1986          $27,000               212            Fee Interest
  Bellevue, Washington
  Office building

Pavilions at East Lake, Atlanta, GA        1986/1986          $15,600               148            Fee Interest
  Shopping center

Taxter Corporate Park                   1987,88/1986,88        $7,659               345            14.8% general part-
  Westchester County, NY                                                                           nership interest4
  Office building


1.    The Managing General Partner owns the remaining 5% general partnership interest.

2.    Dean Witter Realty Income Partnership I, L.P., an affiliate of the partnership, owns the remaining
      25% general partnership interest.  The total cost of the property was $38.8 million.

3.    Sold subsequent to fiscal year end.  See Item 7, Management's Discussion and Analysis of Financial
      Condition, and Note 5 to the consolidated financial statements in Item 8.

4.    Dean Witter Realty Income Partnership III, L.P. and Dean Witter Realty Income Partnership IV, L.P,
      affiliates of the Partnership, own the remaining 44.6% and 40.6% general partnership interests.

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

ITEM 3.      LEGAL PROCEEDINGS.

       On December 27, 1995, a class action lawsuit naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associate General Partner), Realty, Dean Witter Reynolds Inc. and others as defendants was filed in Superior Court in California. The complaint alleges fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and seeks compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants have removed the case to the United States District Court for the Southern District of California. The defendants have not yet responded to the complaint. The defendants intend to vigorously defend the action.

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

       As of January 25, 1996, there were 27,685 holders of limited partnership interests.

       The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

       The Partnership paid quarterly cash distributions during the year ended October 31, 1995 aggregating $40.00 per Unit to Limited Partners. The total distribution amounted to $7,867,688, with $7,080,920 distributed to the Limited Partners and $786,768 distributed to the General Partners. Additionally, in fiscal 1995, the Partnership repaid $2,784,417 of deferred distributions owed to the General Partners.
During the year ended October 31, 1994, the Partnership paid quarterly cash distribution aggregating $30.00 per Unit to Limited Partners. The total distribution amounted to $5,900,766, with $5,310,690 distributed to the Limited Partners and $590,076 distributed to the General Partners.

       On November 28, 1995, the Partnership paid a cash distribution of $10.00 per Unit to the Limited Partners. The cash distribution aggregated $1,966,922 with $1,770,230 distributed to the Limited Partners and $196,692 distributed to the General Partners.

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

       Taxable income generally is allocated in the same proportions as distributions of distributable cash or sale or financing proceeds (except that the General partner must be allocated at least 1% of taxable income from sales or financings). In the event there is no distributable cash or sale or financing proceeds, taxable income is allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss will be allocated 90% to the Limited Partners and 10% to the General Partners.

ITEM 6.  SELECTED FINANCIAL DATA.

      The following sets forth a summary of the selected financial data for the
Partnership:

                             DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                     For the years ended October 31, 1995, 1994, 1993, 1992 and 1991

                              1995            1994            1993            1992            1991
Total revenues          $ 18,474,708      $ 18,995,554   $ 15,392,848     $ 19,024,121    $ 16,701,176
                                                                     2
Net (loss) income       $ (1,079,686)     $  3,961,466   $    747,552     $  3,664,354    $  2,817,986
Net (loss) income per
   Unit of
   limited
   partnership                      1                                2
   interest                 $  (8.25)          $ 20.14        $  4.25         $ 18.63         $ 14.33

Cash distributions3
   paid per Unit
   of limited
   partnership                                                       4
   interest                 $  40.00           $ 30.00       $  29.52         $ 15.00         $ 26.25

Total assets at
    October 31          $126,033,674      $137,953,991   $141,748,117     $150,891,740    $160,145,548

1. Includes a $4.9 million write-down of real estate held for sale.  See Item 7 and Note
   5 to the consolidated financial statements in Item 8.

2. Includes a $0.8 million gain on sale of real estate and a $4.1 million loss in joint venture equity due to writedown recorded at Taxter
   Corporate Park.  See Item 7, and Item 8 Financial Statements,
   Notes 5 and 6.

3. Distributions paid to limited partners include a return of capital per Unit of limited partnership interest of $40.00, $9.86, $21.64 and $11.92 for the years ended October 31, 1995, 1994, 1993 and
   1991, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

4. Includes $4.49 per Unit distribution of proceeds from sale of real estate.
   See Note 5 to consolidated financial statements, Item 8.

The above financial data should be read in conjunction with the consolidated financial statements and the related notes appearing in Item
8.
/TABLE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Liquidity and Capital Resources

        The Partnership raised $177,023,000 in a public offering which was terminated in 1985. The Partnership has no plans to raise additional capital.

        The Partnership has purchased six properties (one sold in May 1993, and one sold subsequent to October 31, 1995) and made three investments in partnerships on an all-cash basis. The Partnership's acquisition program has been completed. No additional investments are planned.

        The condition of the real estate market varies among different regions of the country and by property type. The relative absence of office construction as well as growth in business services is providing for absorption of office space in cities such as Boston and Seattle (the locations of Framingham Corporate Center and United Services Life, respectively). In contrast, office vacancy levels in Los Angeles, suburban Philadelphia and Westchester County, New York (where Century Square, Glenhardie Corporate Center and Taxter Corporate Park, respectively, are located) remain essentially unchanged from the prior years as certain large corporations and financial companies continue to restructure and consolidate their operations. In most markets, office construction is limited to build-to-suit projects. At retail properties, the demand for space for the first half of 1995 was subdued as a result of generally sluggish retail sales and competition from large power centers, discounters and reorganized department stores.

        Effective January 1, 1995, the lease term of Countrywide Credit Industries, Inc., the largest tenant at the Century Square office building, was extended from March 2000 to March 2010. The rental rate will remain at the 1994 rate through 2004, rather than increasing, as provided for under the original leases. After 2004, rents will increase ten percent for the remainder of the lease term. Considering the current market and economic conditions in Pasadena, CA, and the credit-worthiness of Countrywide, the Managing General Partner considers the terms of the new agreement favorable. The restructured lease is expected to result in stable cash flow from this property for a total of fifteen years at a higher level than comparable current market rents.

        In the fourth fiscal quarter of 1995, the Partnership determined to sell the Wallkill Plaza Shopping Center and, in October entered into an agreement (amended December 1, 1995) with New Plan Realty Trust, an unaffiliated party, to do so, for a negotiated sale price of approximately $12.2 million.

        At closing, $11 million of the sale price was received in cash. The remaining $1.2 million was represented by a promissory note, the repayment of which is contingent on the resolution of the lease of Bradlees, which is in bankruptcy. The cash flow from operations from the Wallkill Plaza Shopping Center was approximately $1.2 million for the year ended October 31, 1995. See Note 5 to the consolidated financial statement in Item 8.

        The Partnership's liquidity depends on the cash flow from operations of its properties, less expenditures for tenant improvements and leasing commissions in connection with the leasing of space. In 1995, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so.

        In addition, the Partnership's liquidity is affected by the sale of Partnership's properties. The Partnership received $10.8 million in the first fiscal quarter of 1996 from the sale of Wallkill Plaza. In accordance with the provisions of the Partnership Agreement, the net sales proceeds of $60.65 per Unit will be distributed to the Limited Partners in February 1996 and represents a return of invested capital. Because the Partnership has fewer income producing investments, the Partnership's cash from operations available for distribution is expected to decline in 1996 and thereafter.

        In 1995, the Partnership's cash flow from operations and distributions received from its joint venture investment exceeded distributions to partners, capital expenditures and minority interest share of distributions from the Century Square property by approximately $396,000. The net decrease in cash and cash equivalents in 1995 is due to the use of excess cash reserves to repay the deferred distributions of $2,784,417 owed to the General Partners.

        In 1995, the Partnership incurred approximately $2,492,000 of tenant improvements and leasing commissions (net of capital contributions by minority interest), including approximately $1,523,000 at the Century
Square building, approximately $402,000 at United Services Life Building, and approximately $394,000 at the Framingham Corporate Center. In 1994, tenant improvements also approximated $2.5 million.

        The Partnership has committed to demolish the existing A&P space at Pavilions at East Lake (approximately 39,000 square feet) to build a new Kroger supermarket (approximately 63,000 square feet) at an estimated cost of $3.7 million. In addition, the Partnership is considering certain non-essential discretionary improvements and upgrades at the United Services Life Building the cost of which could range between $250,000 and $650,000. These improvements will be funded from Partnership's cash reserves.

        The decrease in other assets during the twelve months ended October 31, 1995 primarily resulted from the decrease in the accrual to recognize rental income on a straight-line basis.

        On November 28, 1995, the Partnership paid a cash distribution of $10.00 per Unit to the Limited Partners. The cash distribution aggregated $1,966,922 with $1,770,230 distributed to the Limited Partners and $196,692 distributed to the General Partners.

        Except as discussed above and in the Consolidated Financial Statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

        Operations

        Fluctuations in the Partnership's operating results for the year ended October 31, 1995 compared to 1994 and for the year ended October 31, 1994 compared to 1993 are primarily attributable to the following:

        The decrease in rental income in 1995 compared to 1994 is primarily due to reduced pass-through income under the revised Countrywide lease at the Century Square property. The decrease in rental income in 1994 as compared to 1993 is primarily due to the sale of the Sardis Crossing property in May 1993 and lower rents recognized at Glenhardie Corporate Center I and Wallkill Plaza in 1994, offset by higher rental income at the United Services Life Building and the Framingham Corporate Center.

        The increase in equity in earnings (loss) of joint venture in 1994 compared to 1993 is due primarily to the Partnership's share of the writedown for the impairment in value of Taxter Corporate Park of approximately $4.1 million in the fourth quarter of 1993.

        The increase in interest and other income in 1995 compared to 1994 is primarily due to lease termination income of approximately $354,000 from Blue Cross, the largest tenant at Framingham Corporate Center, which terminated certain of its leases covering approximately 18% of the property's space in the first quarter of 1995. This space was re-leased to new tenants prior to January 31, 1995.

        Property operating expenses declined slightly in 1995 compared to 1994 primarily due to the absence of legal fees incurred in connection with the lawsuit against a construction contractor at the Century Square office building. The slight decrease in property operating expenses in 1994 compared to 1993 is primarily attributable to lower utility and repair and maintenance expenses at the Glenhardie office buildings in 1994 and the sale of the Sardis Crossing property in 1993, partially offset by the absence of legal fees described earlier.

        Depreciation in 1995 decreased compared to 1994 primarily because certain of the assets at Framingham Corporate Center and Glenhardie Corporate Center are fully depreciated at October 31, 1994. The increase in depreciation in 1994 compared to 1993 reflects increased expenditures for tenant improvements in 1994.

        The increase in amortization in 1995 compared to 1994 relates to increased expenditures for leasing commissions in 1995 mainly at the Century Square property and the United Services Life building. Amortization decreased in 1994 compared to 1993 because of a substantial portion of leasing commissions became fully amortized in 1993 at the United Services Life and Pavilions at East Lake properties, and because of the sale of the Sardis Crossing property. These decreases are partially offset by amortization on leasing commissions incurred primarily at Glenhardie Corporate Center and Pavilions at East Lake in fiscal 1993 and 1994.

        The loss on write-down of real estate held for sale is discussed in
Note 5 to the financial statements in Item 8.

        The decreases in interest expense in 1994 compared to 1993 is due to the repayment of the bank loan in June 1993.

        The decrease in minority interest in 1995 compared to 1994 is mainly attributable to reduced pass-through income under the revised Countrywide lease at the Century Square property as well as an increase in amortization expense from leasing commissions associated with the Countrywide lease.

        The gain on sale of real estate in 1993 results from the sale of the Sardis Crossing property. Absent such gain, the Partnership would have experienced a net loss in 1993.

        A summary of the markets in which the Partnership's office properties are located and the performance of each property is as follows:

        The Boston suburban office market, the location of the Framingham Corporate Center, is strong with a limited amount of space available.
The current market vacancy rate is approximately 8% due to the relative absence of office construction as well as growth in business services.
As of October 31, 1995, the building was 97% leased to 15 tenants. Tenants occupying more than 10% of rentable square feet are ASB Meditest, Blue Cross/Blue Shield, NYNEX, and Customer Development. Blue Cross vacated its space in December 1994 and paid the Partnership a termination fee of approximately $350,00 on approximately 28,000 square feet. During the first half of 1995, all of this space was re-leased to several tenants at higher rental rates. Blue Cross continues to pay rent on its remaining 33,000 square feet of vacant space. The lease on this space expires October 1996. The Partnership is working with Blue Cross to re-lease this space. The NYNEX lease for approximately 10% of the property's space, expired in August 1995 and was extended through December 1995. The Partnership is currently marketing this space.

        The decline in the office market in Westchester County, New York, the location of Taxter Corporate Park, has recently stabilized and the current vacancy level in this market is approximately 22%. The Managing General Partner believes, it is unlikely that this vacant space will be absorbed in the market for several years. However, during 1995, and at
October 31, 1995, the property was 98% leased to 24 tenants.   KLM Royal
Dutch Airlines owns a long-term leasehold interest in approximately 20% of the space at the property. The leases of Fuji Photo Film, the other major tenant (for approximately 24% of the property's space) have been renewed through 2001. Other leases aggregating approximately 12% of the space are scheduled to expire in 1997.

        Glenhardie Corporate Center I and II are located in Valley Forge, Pennsylvania, a market in which the vacancy rate is approximately 16%. The area still experiences slow leasing activity and continues to face corporate downsizing pressures. As of October 31, 1995, the buildings were 98% leased to 11 tenants. Tenants occupying more than 10% of rentable square feet are SunGuard Data Corporation and USERS Inc. Leases covering 11% of the space are due to expire in fiscal 1996.

        In Pasadena, California, the location of the Century Square office building, the overall office market vacancy rate is approximately 15%, and it is expected to remain constant as there has been a noticeable lack of movement in that market. However, Century Square remained 100% leased during the year. The property's largest tenant, Countrywide Credit, occupies 84% of the property's rentable space. No leases are due to expire in fiscal 1996.

        The market in Bellevue, Washington, the location of the United Services Life Building, has been absorbing office space at a steady pace and the availability of sub-lease space is steadily declining which is expected to result in increases in effective rents. The market is currently experiencing a 7% vacancy rate as the availability of large blocks of contiguous space is limited. The growth in the computer industry and professional service firms has offset the employment loss created by Boeing's downsizing over the past two years. As of October 31, 1995, the building was 98% leased to 26 tenants. Tenants occupying more than 10% of rentable square feet are AT&T Wireless and Asymetrix. Asymetrix Corporation, which occupies approximately 30% of the property's space and whose leases expire in late 1996 and 1998, has announced that they will consolidate this office space at a different location. Given current markets conditions, the Partnership does not expect to have a difficult time re-leasing this space.

        A summary of the markets in which the Partnership's retail properties are located and the leasing status of each property are as follows:

        Pavilions at East Lake is located in an area of suburban Atlanta which experienced significant retail development in the 1980's. Large retailers of consumer electronics, appliances and toys continue to increase retail market share at the expense of department stores and smaller local tenants. Currently, the vacancy rate in this market is 20%. As of October 31, 1995, the center was 87% leased to 34 tenants. Tenants occupying more than 10% of rentable square feet are A&P and Michaels. A&P, which occupied 27% of the leased space had vacated its space in 1994 but continued to pay rent. A&P's lease was scheduled to expire in 2006 but was cancelled in 1995 on payment of a termination fee. Its space is being demolished and a new Krogers prototype store is being constructed at a cost of approximately $3.7 million. Rental revenue from Kroger is expected to be slightly higher than the previous rental revenues. A new shopping center recently opened which directly competes with the property.

        Wallkill Plaza, located in Wallkill, New York is in an overbuilt retail market. However, occupancy at the property remained at 86%. As noted above, the property was sold subsequent to fiscal year-end. See
Item 8 Financial Statements, Note 5.

         Inflation

        Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.


                                                  INDEX



                                                                                                  Page
(a) Financial Statements

Independent Auditors' Report                                                                       14
Consolidated Balance Sheets at October 31, 1995 and 1994                                           15
Consolidated Statements of Operations for the years ended
  October 31, 1995, 1994 and 1993                                                                  16
Consolidated Statements of Partners' Capital for the
  years ended October 31, 1995, 1994 and 1993                                                      17
Consolidated Statements of Cash Flows for the years
  ended October 31, 1995, 1994 and 1993                                                         18-19
Notes to Consolidated Financial Statements                                                      20-28





(b) Financial Statement Schedule

Real Estate and Accumulated Depreciation                                        III             34-35










All schedules other than that indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

Independent Auditors' Report





To The Partners of
Dean Witter Realty Income Partnership II, L.P.:


We have audited the accompanying consolidated balance sheets of Dean Witter Realty Income Partnership II, L.P. and consolidated partnerships (the "Partnership") as of October 31, 1995 and 1994 and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended October 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Income Partnership II, L.P. and consolidated partnerships as of October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/Deloitte & Touche LLP
                                          DELOITTE & TOUCHE LLP


New York, New York
January 24, 1996

                             DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                       CONSOLIDATED BALANCE SHEETS

                                        October 31, 1995 and 1994


                                                 ASSETS

                                                                         1995               1994
Cash and cash equivalents, at cost
  which approximates market                                         $  7,424,199         $  9,812,279

Real estate, at cost:
  Land                                                                15,821,935           18,121,935
  Buildings and improvements                                         130,152,151          146,235,433
                                                                     145,974,086          164,357,368
  Accumulated depreciation                                            45,806,137           43,775,258
                                                                     100,167,949          120,582,110

Real estate held for sale                                             10,769,096                 -

Investment in joint venture                                            2,730,575            2,759,347

Deferred leasing commissions, net                                      2,009,275            1,328,063

Other assets                                                           2,932,580            3,472,192

                                                                    $126,033,674         $137,953,991


                                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                            $    714,941         $    740,683

Security deposits                                                        256,758              271,331

Minority interests in joint ventures                                   8,341,537            8,489,748

Deferred distributions                                                      -               2,784,417

                                                                       9,313,236           12,286,179
Partners' capital (deficiency)
  General partners                                                    (3,537,743)          (3,131,626)
  Limited partners ($1,000 per Unit, 177,023 units issued)           120,258,181          128,799,438
  Total partners' capital                                            116,720,438          125,667,812

                                                                    $126,033,674         $137,953,991










See accompanying notes to consolidated financial statements.
/TABLE

                             DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                           For the years ended October 31, 1995, 1994 and 1993



                                                           1995              1994             1993
Revenues:
  Rental                                                $17,249,584      $18,076,876      $18,652,759
  Equity in earnings (loss) of joint venture                306,711          346,296       (3,810,029)
  Interest and other                                        918,413          572,382          550,118
                                                         18,474,708       18,995,554       15,392,848


Expenses:
  Property operating expenses                             6,803,324        6,866,522        6,993,622
  Depreciation                                            6,053,280        6,309,155        6,250,212
  Amortization                                              611,819          561,595          677,917
  Interest                                                     -                -             183,130
  General and administrative                                725,508          710,712          771,971
  Loss on write-down of real estate held for sale         4,886,200             -                -
                                                         19,080,131       14,447,984       14,876,852

(Loss) income before minority interests                    (605,423)       4,547,570          515,996

Minority interests                                          474,263          586,104          562,451

(Loss) income before gain on sale of
  real estate                                            (1,079,686)       3,961,466          (46,455)

Gain on sale of real estate                                    -                -             794,007

Net (loss) income                                       $(1,079,686)     $ 3,961,466      $   747,552

Net (loss) income allocated to:
  Limited Partners                                    $  (1,460,337)      $3,565,319      $   752,198
  General Partners                                          380,651          396,147           (4,646)
                                                        $(1,079,686)     $ 3,961,466      $   747,552

Net (loss) income per Unit of limited
  partnership interest                                      $(8.25)           $20.14            $4.25


See accompanying notes to consolidated financial statements.
/TABLE

                             DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                              CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                           For the years ended October 31, 1995, 1994 and 1993


                                                    Limited            General
                                                   Partners            Partners              Total

Partners' capital (deficiency)
  at October 31, 1992                           $135,018,329         $(2,588,839)        $132,429,490

Net income (loss)                                    752,198              (4,646)             747,552

Distributions                                     (5,225,718)           (344,212)          (5,569,930)

Partners' capital (deficiency)
  at October 31, 1993                            130,544,809          (2,937,697)         127,607,112


Net income                                         3,565,319             396,147            3,961,466

Distributions                                     (5,310,690)           (590,076)          (5,900,766)

Partners' capital (deficiency)
  at October 31, 1994                            128,799,438          (3,131,626)         125,667,812

Net loss                                          (1,460,337)            380,651           (1,079,686)

Distributions                                     (7,080,920)           (786,768)          (7,867,688)

Partners' capital (deficiency)
  at October 31, 1995                           $120,258,181         $(3,537,743)        $116,720,438






See accompanying notes to consolidated financial statements.
/TABLE

                                     DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   For the years ended October 31, 1995, 1994 and 1993

                                                                         1995               1994              1993
Cash flows from operating activities:
Net (loss) income                                                   $  (1,079,686)      $  3,961,466      $    747,552
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                       6,053,280          6,309,155         6,250,212
     Loss on write-down of real estate held for sale                    4,886,200               -                 -
     Amortization                                                         611,819            561,595           677,917
     Minority interests in joint venture's operations                     474,263            586,104           562,451
     Equity in (earnings) loss of joint venture                          (306,711)          (346,296)        3,810,029
     Gain on sale of real estate                                            -                   -             (794,007)
     Decrease (increase) in operating assets:
       Deferred leasing commissions                                    (1,299,609)          (113,416)         (805,396)
       Other assets                                                       539,612          1,028,668          (123,719)
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued liabilities                           (25,742)          (282,810)          171,185
       Security deposits                                                  (14,573)           (69,077)           30,186

        Net cash provided by operating activities                       9,838,853         11,635,389        10,526,410

Cash flows from investing activities:
  Additions to real estate                                             (1,314,951)        (2,367,774)         (693,215)
  Cost recoveries on real estate                                           27,114            835,000              -
  Distributions from Taxter joint venture                                 502,174            461,460           508,352
  Investment in Taxter joint venture                                     (166,691)          (227,576)         (127,434)
  Proceeds from sale of real estate                                          -                  -            6,379,216

        Net cash provided by (used in) investing activities              (952,354)        (1,298,890)        6,066,919

Cash flows from financing activities:
  Cash distributions to partners                                       (7,867,688)        (5,900,766)       (5,422,410)
  Repayment of deferred distribution                                   (2,784,417)          (928,139)             -
  Repayment of loan payable to bank                                         -                   -           (4,250,035)
  Additional investment by minority interest                              387,503             10,358             8,987
  Minority interests in joint venture's distributions                  (1,009,977)        (1,171,262)         (991,540)


        Net cash used in financing activities                         (11,274,579)        (7,989,809)      (10,654,998)

(Decrease) increase in cash and short-term
  investments                                                          (2,388,080)         2,346,690         5,938,331

Cash and cash equivalents at beginning
  of fiscal year                                                        9,812,279          7,465,589         1,527,258

Cash and cash equivalents at end of fiscal year                      $  7,424,199       $  9,812,279      $  7,465,589

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $    -             $       -         $    183,130


See accompanying notes to consolidated financial statements.
/TABLE

                                         DEAN WITTER INCOME PARTNERSHIP II, L.P.

                                          Consolidated Statements of Cash Flows

                                   For the years ended October 31, 1995, 1994 and 1993

                                                        (Cont'd)

                                                                      1995                 1994                 1993


  Supplemental disclosure of non-cash investing activities:

    Reclassification of real estate held for sale:

      Real estate, at cost
        Land                                                     $  2,300,000          $      -              $      -
        Buildings and improvements                                 17,397,188                 -                     -
        Accumulated depreciation                                   (4,041,892)                -                     -
        Loss on write-down of real estate held
          for sale                                                 (4,886,200)                -                     -

        Real estate held for sale                                $ 10,769,096         $       -             $       -


























See accompanying notes to consolidated financial statements.
/TABLE

                       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               October 31, 1995, 1994 and 1993



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


2.   Summary of Significant Accounting Policies

The financial statements include the accounts of the Partnership and the Century Square; and Framingham Corporate Center joint ventures on a consolidated basis. The equity method of accounting has been applied to the Partnership's 14.8% interest in the Taxter Corporate Park property because of the Partnership's continuing ability to exert significant influence. Affiliates of the Partnership, Dean Witter Realty Income Partnership III, L.P. and Dean Witter Realty Income Partnership IV, L.P. own the remaining 44.6% and 40.6% general partnership interests, respectively.

The Partnership owns a 75% general partnership interest in Century Square, an affiliate of the partnership, Dean Witter Realty Income Partnership I, L.P., owns the remaining 25% general partnership interest. The Partnership owns a 95% general partnership interest in Framingham Corporate Center; the Managing General Partner owns the remaining 5% interest.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


The carrying value of real estate includes the purchase price paid by the Partnership and acquisition fees and expenses. Costs of improvements to the properties are capitalized, and repairs are expensed. Depreciation is recorded on the straight-line method.

At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate. As part of this evaluation, the fair values of each of the properties are estimated (in some cases with the assistance of outside real estate consultants) based on discounted cash flows. The fair values are compared to the properties' carrying amounts in the financial statements. A deficiency in fair value relative to carrying amount is an indication of the need for a writedown due to impairment. In such case, the expected future net cash flows from the property are estimated for a period of approximately five years, along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value, and a loss on impairment recognized by a charge to earnings. The Partnership's accounting policy complies with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of October 31, 1995. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months of less.

Deferred leasing commissions are amortized over the applicable lease terms.

Rental income is accrued on a straight-line basis over the terms of the leases. Accruals in excess of amounts payable by tenants pursuant to their leases (resulting from rent concessions or rents which periodically increase over the term of a lease) are recorded as receivable and included in other assets.

Net income (loss) per Unit amounts are calculated by dividing net income (loss) allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

For income tax purposes, Partnership results are reported for the calendar year. The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods, (b) rental income is recognized based on the payment terms in the applicable leases, and
(c) writedowns for impairment of real estate are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $11.0 million higher than the amounts reported for financial statement purposes.

3.   Partnership Agreement

The Partnership Agreement provides that distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the General Partners.

Sale or financing proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution, plus cumulative distributions of distributable cash and sale or financing proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale or financing proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee of up to 3% of the selling price of any equity investment.

Taxable income generally is allocated in the same proportions as distributions of distributable cash or sale or financing proceeds (except that the General partner must be allocated at least 1% of taxable income from sales or financings). In the event there is no distributable cash or sale or financing proceeds, taxable income is allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss will be allocated 90% to the Limited Partners and 10% to the General Partners.

Distributions paid to limited partners include returns of capital per Unit of limited partnership interest of $40.00, $9.86 and $21.64 for the years ended October 31, 1995, 1994 and 1993, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

4.   Real Estate Investments

The locations, years of acquisition and net carrying values of the properties are as follows:
                                                                    Carrying Value
                                         Year of                    at October 31,
        Property                        Acquisition          1995               1994
  Framingham Corporate Center,
    Framingham, MA                          1985         $ 17,006,057      $ 18,096,036
  Glenhardie I and II,
    Valley Forge, PA                        1985           14,734,654        15,420,078
  Century Square,
    Pasadena, CA                            1985           32,185,831        33,129,398
  Wallkill Plaza,
    Orange County, NY1                      1986                 -           16,084,429
  United Services Life Building,
    Bellevue, Washington                    1986           22,732,540        24,036,993
  Pavilions at East Lake,
    Atlanta, GA                             1986           13,508,867        13,815,176

                                                         $100,167,949      $120,582,110


1. Reclassified to real estate held for sale.  See Note 5.

In fiscal 1994, the Century Square joint venture settled a lawsuit with the developer of the property relating to certain defects in the parking structure and heating, ventilation and air conditioning systems. Pursuant to the settlement, the joint venture received $100,000 and $835,000 in 1995 and 1994, respectively, and will receive an additional $100,000 in fiscal year 1996. The Partnership recorded proceeds of $27,000 and $835,000 in 1995 and 1994, respectively, which represent the recovery of costs incurred and capitalized to correct the defects, as a reduction of building and improvement costs. The remaining $73,000 of proceeds in 1995 represents a recovery of legal costs.

5.  Sales of Real Estate

In the fourth fiscal quarter of 1995, the Partnership determined to sell the Wallkill Plaza Shopping Center, and in October entered into an agreement (amended December 1, 1995) with New Plan Realty Trust, an unaffiliated party, to do so.

As part of the agreement, two affiliated public partnerships, Dean Witter Realty Income Partnership III, L.P. and Dean Witter Realty Yield Plus L.P., also agreed to sell certain shopping centers owned by them.

The closing of the sale of the Wallkill Plaza Shopping Center, for a negotiated sale price of approximately $12.2 million, took place on December 11, 1995.

At closing, a contingent promissory note for $1.2 million of the purchase price was issued by the Purchaser to the Partnership. A portion of the space in the Wallkill Plaza Shopping Center is leased to The Stop & Shop Companies, Inc. ("S&S") and assigned to Bradlees, which is in bankruptcy. If, in the bankruptcy proceedings, the lease is assumed by Bradlees, the note will be payable in full, plus interest at 4.5%. If, at December 11, 2000, the lease has neither been assumed nor rejected nor deemed rejected by Bradlees, an amount equal to one half of the promissory note, plus interest on such half will be payable, and the remaining amount of the promissory note will be forgiven. If the lease is rejected or deemed rejected by Bradlees but, until December 11, 2000, S&S makes all payments due under the lease, the note will be payable in full, plus interest. If, however, the lease is rejected or deemed rejected by Bradlees and S&S does not make all payments due under the lease during the five-year period ending December 11, 2005, the promissory note will be forgiven and the Purchaser shall have no obligation to pay the Partnership any portion of the $1.2 million.

Because of the sale , the net carrying value of the property has been reclassified to real estate held for sale at October 31, 1995, and its carrying value has been reduced to approximately $10.8 million, resulting in a loss of approximately $4.9 million. In accordance with the Partnership Agreement, 100% of the loss has been allocated to the Limited Partners. The reduced carrying value represents the cash portion of the sale price, net of closing costs. The portion of the sale price represented by the $1.2 million promissory note has not been recognized in revenue because of the uncertainty of its realization.


The net income from the property included in the Partnership's statement of operations was approximately $752,000 for the year ended October 31, 1995.

In May 1993, the Partnership sold the Sardis Crossing property for $6,450,000, less closing costs. The net carrying value of the property, including deferred costs, was approximately $5,585,000 at the time of sale. $4,250,035 of the proceeds were used to repay the Partnership's bank loan (which bore interest at prime plus three quarter percent), and the remainder was distributed to the Limited
Partners.   The gain on the sale ($4.49 per Unit) was allocated 100%
to the Limited Partners, in accordance with the Partnership Agreement.

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

The partners receive cash flow and profits and losses according to their interests.

In fiscal 1993, in accordance with its policy for evaluating the recoverability of its real estate (which are the same as the Partnership's), the partnership which owns the property concluded that the value of the property was impaired. Accordingly, the partnership which owns the property recorded a loss on impairment of approximately $27.8 million at October 31, 1993. The Partnership's share of this loss, approximately $4.1 million, was included in equity in earnings
(loss) of joint venture in 1993.

Summarized balance sheet information of the joint venture are as follows:
                                                                                 October 31,
                                                                1995                           1994
      Land and buildings, net                                $18,575,100                   $18,525,138
      Other                                                    1,427,047                     1,720,405

      Total assets                                           $20,002,147                   $20,245,543

      Liabilities                                            $   165,593                   $   214,584
      Partners' capital                                       19,836,554                    20,030,959

      Total liabilities and capital                          $20,002,147                   $20,245,543

      Summarized results of the operations of the joint venture are as follows:
                                                                        Years ended October 31,
                                                        1995                1994              1993
     Rental income                                  $  6,267,312       $  6,269,934       $ 6,516,950
     Other income                                         92,483             81,301           100,967
                                                       6,359,795          6,351,235         6,617,917

     Property operating expenses                       3,168,141          3,020,235         2,956,814
     Depreciation and amortization                     1,119,284            991,163         1,576,393
     Loss on impairment of real
       estate                                                -                 -           27,828,152
                                                       4,287,425          4,011,398        32,361,359
     Net income (loss)                              $  2,072,370       $  2,339,837      $(25,743,442)


     Activity in the investment in joint venture is as follows:

                                                                        Years ended October 31,
                                                        1995                1994              1993

     Investment at beginning
       of year                                      $  2,759,347        $ 2,646,935       $ 6,837,882
     Equity in earnings (loss)                           306,711            346,296        (3,810,029)
     Distributions                                      (502,174)          (461,460)         (508,352)
     Additional investments                              166,691            227,576           127,434
     Investment at end of year                      $  2,730,575        $ 2,759,347       $ 2,646,935

     The accounting policies of the joint venture are the same as those of the Partnership.

     7.  Leases

     Minimum future rental income under noncancellable operating leases as of
     October 31, 1995 is as follows:
                  Year ending October 31:
                  1996                                           $ 13,836,255
                  1997                                             11,317,316
                  1998                                             10,184,229
                  1999                                              8,229,728
                  2000                                              7,131,803
                  Thereafter                                       47,937,897

                  Total                                          $ 98,637,228

     The Partnership has determined that all leases relating to its properties are operating leases. The lease terms range from two to fifteen years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

     Subsequent to year-end, the lease term of Countrywide Credit, the largest tenant at the Century Square office building, was extended from March 2000 to March 2010. The rental rate will remain constant over the next five years rather than increasing, as provided for under the original leases.

8.  Related Party Transactions

An affiliate of the Managing General Partner provided property management services for four properties in 1995 and 1994, and six properties in 1993. The Partnership paid the affiliate management fees (included in property operating expenses) of approximately $296,000, $295,000 and $321,000 for the years ended October 31, 1995, 1994 and 1993, respectively.

Another affiliate of the Managing General Partner performs administrative functions and processes certain investor and tax information on behalf of the Partnership. For the years ended October 31, 1995, 1994 and 1993, the affiliate was reimbursed approximately $522,000, $523,000 and $527,000, respectively, for these services. These amounts have been recorded in general and administrative expenses.

As of October 31, 1995, the affiliate was owed approximately $163,000 for these services.

Through October 31, 1994 and 1993, the General Partners had deferred receipt of an aggregate amount of $2,784,417 and $3,712,556, respectively, of distributions to which they were entitled, including distributions of approximately $148,000 in 1993. Amounts deferred were charged against partners' capital and recorded as liabilities to the General Partners. In fiscal 1995 and 1994, the Partnership repaid $2,784,417 and 928,139, respectively, of deferred distributions owed to the General Partners.

9.   Litigation

On December 27, 1995, a class action lawsuit naming various public real estate partnerships sponsored by Dean Witter Realty Inc. ("Realty") (including the Partnership and its Managing General Partner and Associate General Partner), Realty, Dean Witter Reynolds Inc. and others as defendants was filed in Superior Court in California. The complaint alleges fraud, negligent, misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and seeks compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants have removed the case to the United States District Court for the Southern District of California. The defendants have not yet responded to the complaint. The defendants intend to vigorously defend the action.
It is impossible to predict what financial exposure the Partnership may have as a result of this litigation.

10.  Subsequent Event

On November 28, 1995, the Partnership paid a cash distribution of $10.00 per Unit to the Partners. The cash distribution aggregated $1,966,922 with $1,770,230 distributed to the Limited Partners and $196,692 distributed to the General Partners.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.

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

           All of the directors have been elected to serve until the next annual meeting of the shareholder of the Managing General Partner or until their successors are elected and qualify. Each of the executive officers has been elected to serve until his successor is elected and qualifies.

         William B. Smith, age 52, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since 1982. He is an executive Vice President of Dean Witter Reynolds Inc.

         E. Davisson Hardman, Jr., age 46, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since 1982.

         Lawrence Volpe, age 48, is a Director and the Controller of Dean Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.

         Ronald T. Carman, age 44, is a Director and the Secretary of Dean Witter Realty Inc. He is a Senior Vice President and Associate General Counsel of Dean Witter Discover & Co. and Dean Witter Reynolds Inc., which he joined in 1984.

         There is no family relationship among any of the foregoing persons.

ITEM 11.   EXECUTIVE COMPENSATION

        The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in Item 5 above. The General Partners were entitled to receive cash distributions of $147,520 for the year ended October 31, 1993, which they agreed to defer. The General Partners no longer defer their share of cash distributions. The General Partners received cash distributions of $786,768, $590,076 and $344,212 for the years ended October 1995, 1994 and 1993, respectively. In fiscal 1995 and 1994, the Partnership repaid $2,784,417 and $928,139, respectively, of previously deferred distributions owed to the General Partners.

        The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Item 8 Financial Statements, Note 8.

        The directors and officers of the Partnership's Managing General Partner received no remuneration from the Partnership.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

        (b) The directors and executive officers and directors of the Managing General Partner own the following Units as of January 1, 1996:

   (1)                        (2)                                         (3)
                                                                        Amount and
Title of                   Name of                                      Nature of
 Class                  Beneficial Owner                            Beneficial Ownership
Limited              All directors and executive                            *
Partnership          officers of the Managing General
Interests            Partner, as a group



* Own, by virtue of ownership of Limited Partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.

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

        All of the outstanding shares of common stock of the Managing General Partner are owned by Realty, a Delaware corporation which is a wholly-owned subsidiary of Dean Witter, Discover & Co. The general partner of the Associate General Partner is Dean Witter Realty Income Associates II Inc., which is a wholly-owned subsidiary of the Managing General Partner. The limited partner of the Associate General Partner is LSA 84 II L.P., a Delaware limited partnership. Realty and certain current and former executive officers and directors of the Managing General Partner are partners of LSA 84 II L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

        The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 8 to the Consolidated Financial Statements in Item 8 above. The Partnership believes that the payment of fees and the reimbursement of expenses to the General Partners are on terms as favorable as would be obtained from unrelated third parties.

                                             PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K.

(a)      The following documents are filed as part of this Annual Report:

     1. Financial Statements (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

     2. Financial Statement Schedules (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

     3.  Exhibits
          (3)(a) Amended and Restated Agreement of Limited Partnership dated as of September 6, 1984 set forth in Exhibit A to the Prospectus included in Registration Statement Number 2-93207 is incorporated herein by reference.

          (3)(b)      Certificate of Limited Partnership

          (4)(a) Amended and Restated Agreement of Limited Partnership dated as of September 6, 1984 set forth in Exhibit A to the Prospectus included in Registration Statement Number 2-93207 is incorporated herein by reference.

          (4)(b)      Certificate of Limited Partnership

          (9)         Not applicable.

         (10) Purchase and Sale Agreements for properties purchased were filed as Exhibits to Form 8-K on May 24, 1985, July 15, 1985, October 29, 1985, November 15, 1985, February
                      27, 1986, August 29, 1986, September 4, 1986, December 18, 1986 and December 30, 1986 and are incorporated herein by reference.

         (11)         Not applicable.

         (12)         Not applicable.

         (13)         Not applicable.

         (18)         Not applicable.

         (19)         Not applicable.

         (21) Subsidiaries: Century Square Ventures, a California limited partnership; Framingham Corporate Center LP, a Massachusetts limited partnership.

         (23)         Not applicable.

         (24)         Not applicable.

         (25)         Not applicable.

          (27)        Financial Data Schedule.

         (28)         Not applicable.

         (99)         Not applicable.

(b)      Reports on Form 8-K -
         Report dated October 19, 1995, of the agreement to sell the land and buildings which comprise the Wallkill Plaza shopping center. Report dated December 11, 1995 of the closing of the sale of the Wallkill Plaza Shopping Center.

(c)      See Paragraph (a)(3) above.

(d)      See Paragraph (a)(2) above.

SCHEDULE III
                         Initial cost to Partnership (A)
                                                                                            Cost
                                                                                         Capitalized
                                           Building and                                 Subsequent to
Description                Land            Improvements              Total               Acquisition
Office Building
Framingham, MA           $2,061,399         $21,369,446            $23,430,845          $6,244,107

Office Buildings
Valley Forge, PA          2,000,000          16,534,152             18,534,152           3,349,774

Office Building
Pasadena, CA              6,429,000          33,907,000             40,336,000           3,877,915

Shopping Center
Wallkill, NY              2,300,000          17,300,870             19,600,870              70,249

Office Building
Bellevue, WA              2,831,536          25,483,828             28,315,364           4,813,365

Shopping Center
Atlanta, GA               2,500,000          13,858,607             16,358,607             713,957

                        $18,121,935        $128,453,903           $146,575,838          19,069,367

                                                      Gross Amount at which
                                                    Carried at End of Period (B)
                            Amounts
                        Reclassified to
                          Real Estate                              Building and
Description              Held for Sale        Land                 Improvements            Total
Office Building
Framingham, MA                             $ 2,061,399             $27,613,553           $29,674,952

Office Buildings
Valley Forge, PA                             2,000,000              19,883,926            21,883,926

Office Building
Pasadena, CA                                 6,429,000              37,784,915            44,213,915

Shopping CenterD
Wallkill, NY             (19,671,119)           -                         -                     -

Office Building
Bellevue, WA                                 2,831,536              30,297,193            33,128,729

Shopping Center
Atlanta, GA                                  2,500,000              14,572,564            17,072,564
                        $(19,671,119)      $15,821,935            $130,152,151          $145,974,086
/TABLE

SCHEDULE III (CONTINUED)
                                                                                         Life on which
                                                                                          Depreciation
                                                                                        in Latest Income
                          Accumulated            Date of             Date                 Statement is
Description             Depreciation(C)    Construction           Acquired                  Computed
Office Building
Framingham, MA          $12,668,895               1984            May 1985                  5-40 years

Office Buildings
Valley Forge, PA          7,149,272               1979            July 1985                 5-40 years
                                                  1982            November 1985
Office Building
Pasadena, CA             12,028,084               1984            October 1985              5-40 years

Shopping Center
Wallkill, NY                   -                  1986            August 1986               5-40 years

Office Building
Bellevue, MA             10,396,189               1982            September 1986            5-40 years

Shopping Center
Atlanta, GA               3,563,697               1986            December 1986             5-40 years
                        $45,806,137

Notes:

(A)  The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses.  There is no difference between cost for financial reporting purposes and cost for federal income tax purpose.

(B)  Reconciliation of real estate owned
         at October 31:                                   1995              1994               1993
      Balance at beginning of period                 $164,357,368     $162,989,118       $169,734,278

     Additions (deletions) during period:
       Acquisition of Minority interest                      -                -                   -
       Improvements                                     1,314,951        2,367,774            693,215
       Cost recovery on capital improvements              (27,114)        (835,000)              -
       Cost of real estate sold                                               -            (6,229,880)
       Write-offs due to lease expirations                   -            (164,524)        (1,208,495)
     Reclassified to Real estate held
       for sale                                       (19,671,119)            -                  -
     Balance at end of period                        $145,974,086     $164,357,368       $162,989,118

(C)  Reconciliation of accumulated depreciation:
       Balance at beginning of period                $ 43,775,258     $ 37,630,627       $ 33,818,402
       Additions (deletions) during Period:
         Depreciation expense                           6,053,280        6,309,155          6,250,212
         Accumulated Depreciation on real
           estate sold                                                        -            (1,229,492)
         Write-offs due to lease expirations                 -            (164,524)        (1,208,495)
         Reclassified to real estate held
           for sale                                    (4,022,401)            -                  -
         Balance end of period                       $ 45,806,137      $43,775,258        $37,630,627

(D)  Property sold in December 1995.  Carrying value reduced to reflect sales price and reclassified as real estate held for sale.
/TABLE

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

DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

By:   Dean Witter Realty Income Properties II Inc.
      Managing General Partner


By:                                                 Date:  January 29, 1996
      E. Davisson Hardman, Jr.
      President


By:                                                  Date:  January 29, 1996
      Lawrence Volpe
      Controller
      (Principal Financial and Accounting Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES II INC.
Managing General Partner


/s/William B. Smith                                  Date:  January 29, 1996
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                          Date:  January 29, 1996
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                                    Date:  January 29, 1996
Lawrence Volpe
Director


/s/Ronald T. Carman                                  Date:  January 29, 1996
Ronald T. Carman
Director