Form 10-Q
period 1996-01-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 1996-03-18
CIK 752744

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       FORM 10-Q

[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                         For the period ended January 31, 1996

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                           CONSOLIDATED BALANCE SHEETS




                                                 January 31,        October 31,
                                                    1996               1995


                                     ASSETS
Cash and cash equivalents, at cost
  which approximates market                     $ 18,509,991       $  7,424,199

Real estate, at cost:
  Land                                            14,634,935         15,821,935
  Buildings and improvements                     120,167,818        130,152,151
                                                 134,802,753        145,974,086
  Accumulated depreciation                        47,125,157         45,806,137
                                                  87,677,596        100,167,949

Real estate held for sale                               -            10,769,096

Deferred leasing commissions, net                  2,052,354          2,009,275

Investment in joint venture                        2,703,471          2,730,575

Other assets                                       2,790,383          2,932,580

                                                $113,733,795       $126,033,674



                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued
  liabilities                                   $    778,878       $    714,941

Security deposits                                    228,413            256,758

Minority interests in joint ventures               8,402,653          8,341,537

                                                   9,409,944          9,313,236
Partners' capital (deficiency):
  General partners                                (4,777,401)        (3,537,743)
  Limited partners ($1,000 per Unit,
   177,023 Units issued)                         109,101,252        120,258,181

   Total partners' capital                       104,323,851        116,720,438

                                                $113,733,795       $126,033,674





See accompanying notes to consolidated financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Three months ended January 31, 1996 and 1995






                                                      1996              1995
Revenues:
  Rental                                         $ 4,327,918        $ 4,528,212
  Equity in earnings of joint venture                 71,417             77,803
  Interest and other                                 308,409            501,278
                                                   4,707,744          5,107,293

Expenses:

  Property operating expense                       1,477,004          1,620,048
  Depreciation                                     1,319,020          1,500,258
  Amortization                                       124,709            143,962
  General and administrative                         188,254            148,639
  Loss on impairment of real estate               11,870,000               -

                                                  14,978,987          3,412,907

Income (loss) before minority interests         (10,271,243)          1,694,386

Minority interests                                   158,422            168,944

Net income (loss)                               $(10,429,665)       $ 1,525,442

Net income (loss) allocated to:
  Limited partners                              $ (9,386,699)       $ 1,372,898
  General partners                                (1,042,966)           152,544
                                                $(10,429,665)       $ 1,525,442

Net income (loss) per Unit of limited
  partnership interest                               $(53.03)           $  7.76





















See accompanying notes to consolidated financial statements.
/TABLE

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                       Three months ended January 31, 1996









                                   Limited         General
                                   Partners        Partners          Total

Partners' capital (deficiency)
  at November 1, 1995            $120,258,181    $(3,537,743)    $116,720,438

Net loss                           (9,386,699)    (1,042,966)     (10,429,665)

Cash distributions                 (1,770,230)      (196,692)      (1,966,922)

Partners' capital (deficiency)
  at January 31, 1996            $109,101,252    $(4,777,401)    $104,323,851
























See accompanying notes to consolidated financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Three months ended January 31, 1996 and 1995



                                                        1996           1995


Cash flows from operating activities:
Net income (loss)                                   $(10,429,665)   $ 1,525,442
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation                                         1,319,020      1,500,258
  Amortization                                           124,709        143,962
  Loss on impairment of real estate                   11,870,000           -
  Minority interests in joint ventures' operations       158,422        168,944
  Equity in earnings of joint venture                    (71,417)       (77,803)
  Decrease (increase) in operating assets:
   Deferred expenses                                    (167,788)      (949,576)
   Other assets                                          142,197       (512,438)
  Increase (decrease) in operating liabilities:
   Accounts payable and accrued liabilities               63,937         47,198
   Security deposits                                     (28,345)       (16,328)

     Net cash provided by operating activities         2,981,070      1,829,659

Cash flows from investing activities:
  Additions to real estate                              (698,667)      (484,252)
  Distributions from Taxter joint venture                113,675        120,771
  Investment in Taxter joint venture                     (15,154)       (25,073)
  Proceeds from disposition of real estate
    held for sale                                     10,769,096           -

     Net cash used in investing activities            10,168,950       (388,554)

Cash flows from financing activities:
  Cash distributions to partners                      (1,966,922)    (1,966,922)
  Additional investment by minority interest              96,319         240,608
  Minority interests in joint ventures' distributions   (193,625)      (282,836)
  Repayment of deferred distributions                        -         (928,139)

     Net cash used in financing activities            (2,064,228)    (2,937,289)

Increase (decrease) in cash and cash equivalents      11,085,792     (1,496,184)

Cash and cash equivalents at beginning of period       7,424,199      9,812,279

Cash and cash equivalents at end of period          $ 18,509,991    $ 8,316,095



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

Net income (loss) per Unit of limited partnership amounts are calculated by dividing net income (loss) allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the losses on impairment of real estate, such adjustments consist only of normal recurring accruals.

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995. Operating results of interim periods may not be indicative of the operating results for the entire year.

2.     Real Estate

In the fourth quarter of fiscal 1995, the Partnership entered into an agreement with New Plan Realty Trust, an unaffiliated party, to sell the Wallkill Plaza shopping center, for a negotiated sale price of approximately $12.2 million. The sale took place on December 11, 1995.

The net carrying value of this property had been reduced to the sales price net of closing costs in October 1995. No gain or loss was incurred as a result of the closing. The net proceeds from the sale of approximately $10.8 million will be distributed to the Limited Partners in March 1996.


At closing, a contingent promissory note for $1.2 million of the purchase price was issued by the Purchaser to the Partnership. A portion of the space in the Wallkill Plaza Shopping Center is leased to The Stop & Shop Companies, Inc. ("S&S") and assigned to Bradlees, which is in bankruptcy. If, in the bankruptcy proceedings, the lease is assumed by Bradlees, the note will be payable in full, plus interest at 4.5%. If, at December 11, 2000, the lease has neither been assumed nor rejected nor deemed rejected by Bradlees, an amount equal to one half of the promissory note, plus interest on such half will be payable, and the remaining amount of the promissory note will be forgiven. If the lease is rejected or deemed rejected by Bradlees but, until December 11, 2000, S&S makes all payments due under the lease, the note will be payable in full, plus interest.
If, however, the lease is rejected or deemed rejected by Bradlees and S&S does not make all payments due under the lease during the five-year period ending December 11, 2000, the promissory note will be forgiven and the Purchaser shall have no obligation to pay the Partnership any portion of the $1.2 million. The $1.2 million represented by the promissory note has not been recognized in revenue because of the uncertainty of its realization.

In the first quarter of fiscal 1996, in accordance with its policies, the Partnership evaluated the recoverability of its investments in real estate and concluded that, based on revised expectations as to the holding period of the properties, the Partnership will be unable to recover its investment in certain properties. Accordingly, the Partnership has written down to fair value (based on appraisal) its Framingham Corporate Center, Glenhardie Corporate Center I and II and Pavilions at East Lake properties and recorded losses on impairment of $2,323,000, $3,550,000 and $5,997,000, respectively.

3.     Related Party Transactions

An affiliate of the Managing General Partner provides property management services for four properties. The Partnership incurred management fees of approximately $68,000 and $73,500 for the three months ended January 31, 1996 and 1995, respectively.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the three months ended January 31, 1996 and 1995, the Partnership incurred approximately $127,000 and $131,000, respectively, for these services.

As of January 31, 1996 the affiliates were owed a total of approximately $163,000 for these services.

4.     Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) have been named as defendants in four class actions lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants have not yet responded to the complaints and intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

5.     Subsequent Event

On February 28, 1996, the Partnership paid a cash distribution of $10.00 per Unit to the Limited Partners. The cash distribution aggregated $1,966,922 with $1,770,230 distributed to the Limited Partners and $196,692 distributed to the General Partners.

                    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership raised $177,023,000 in a public offering which was terminated in 1985. The Partnership has no plans to raise additional capital.

The Partnership has purchased six properties (one sold in May 1993, and one sold in December 1995) and made three investments in partnerships on an all-cash basis. The Partnership's acquisition program has been completed. No additional investments are planned.

The condition of the real estate market varies among different regions of the country and by property type. The relative absence of office construction as well as growth in biomedical and other high technology industries is providing for absorption of office space in cities such as Boston and Seattle (the locations of Framingham Corporate Center and United Services Life, respectively). In contrast, office vacancy levels in Los Angeles, suburban Philadelphia and Westchester County, New York (where Century Square, Glenhardie Corporate Center and Taxter Corporate Park, respectively, are located) remain essentially unchanged from the prior years as certain large corporations and financial companies continue to restructure and consolidate their operations. In most markets, office construction is limited to build-to-suit projects. At retail properties the demand for space in 1995 was subdued as a result of generally sluggish retail sales and competition from large power centers, discounters and reorganized department stores.

The Partnership's liquidity depends on the cash flow from operations of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of space. During the three months ended January 31, 1996, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so. The Partnership's liquidity is also affected by the sale of Partnership's properties. The Partnership received $10.8 million in the first fiscal quarter of 1996 from the sale of the Wallkill Plaza shopping center (see Note 2 to the consolidated financial statements). In accordance with the provisions of the Partnership Agreement, the net sales proceeds (approximately $60.65 per Unit) will be distributed to the Limited Partners in March 1996, representing a return of invested capital. Because the Partnership has fewer income producing investments, the Partnership's cash from operations available for distribution is expected to decline during 1996 and thereafter.

The Managing General Partner currently expects, barring a change in circumstances, to offer for sale certain of the Partnership's office properties in 1996 with the objective of completing sales of all the Partnership's properties by 1998. Given the generally weakened retail property fundamentals, reduced investor interest for retail properties and the major renovation program ongoing at Pavilions at East Lake, the Partnership's remaining retail property, the Managing General Partner currently plans to postpone marketing this property for sale until 1997.

During the first quarter of 1996, the Partnership's cash flow from operations and distributions received from its joint venture investment exceeded distributions to partners, capital expenditures and minority interest share of distributions from the Century Square property, and it is expected to continue to do so for the remainder of the fiscal year.

During the first quarter of 1996, the Partnership incurred approximately $693,000 of tenant improvements and leasing commissions (net of capital contributions by minority interest), including approximately $289,000 at the Century Square building, approximately $300,000 at United Services Life Building, and approximately $104,000 at the Pavilions at East Lake.

The Partnership has committed to demolish the existing A&P store at Pavilions at East Lake (approximately 39,000 square feet) and build a new Kroger supermarket (approximately 63,000 square feet) at an estimated cost of $3.7 million. In addition, the Partnership is considering certain discretionary improvements and upgrades at the United Services Life Building costing approximately $300,000. These improvements will be funded from Partnership cash reserves.

At the Taxter property, Fuji Photo USA, Inc., which occupies approximately 24% of the property's space, exercised its option to extend its leases through March 2001, at an effective rent which is approximately ninety percent of current rental rates in the Westchester market. This renewal was accomplished without incurring any capital expenditures or significant leasing commissions. Because market rates have declined since Fuji signed its original lease, rental revenue and cash flow from Fuji during the renewal term will be significantly lower than what the Partnership currently receives. In addition, Fuji will not pay any rent in the six month period beginning April 1, 1996. As a result of this renewal, the Partnership expects that cash distributions from the Taxter Joint Venture will be reduced by approximately $163,000 primarily during the second half of 1996.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

On February 28, 1996, the Partnership paid the first quarter cash distribution of $10.00 per Unit to the Limited Partners. The total distribution aggregated $1,966,922 with $1,770,230 distributed to the Limited Partners and $196,692 to the General Partners.

      Operations

Fluctuations in the Partnership's operating results for the three-month period ended January 31, 1996 compared to 1995 are primarily attributable to the following:

The decrease in rental income is primarily due to the sale of Wallkill Plaza in December 1995.

The decrease in interest and other income is primarily due to the absence of lease termination income of approximately $354,000 which was received in the first quarter of 1995 from Blue Cross, the largest tenant at Framingham Corporate Center. The decrease is offset by an increase in interest income of approximately $60,000 due to an increase in cash from the sale of real estate.

The decrease in property operating expenses, depreciation and amortization in 1996 compared to 1995 is primarily attributable to the sale of Wallkill Plaza in December of 1995.

In the first quarter of fiscal 1996, the Partnership recorded losses on impairment of the Framingham Corporate Center, Glenhardie Corporate Center I and II and Pavilions at East Lake properties totalling
$11,870,000.  See Note 2 to the consolidated financial statements.

A summary of the markets in which the Partnership's office properties are located and the leasing status of each property is as follows:

The Boston suburban office market, the location of the Framingham Corporate Center has a limited amount of space available. The current market vacancy rate is approximately 10.5% due to the relative absence of office construction as well as growth in business services. At January 31, 1996, the property is approximately 90% leased, down from 97% in the prior quarter. The NYNEX lease for approximately 10% of the property's space expired in August 1995 and was extended though December 1995. The Partnership is currently marketing this space. Both Blue Cross and ASB Meditest, representing approximately 20% and 18%, respectively, of the building's rental space, are negotiating buyouts in connection with the re-leasing of the space to other tenants.

The decline in the office market in Westchester County, New York, the location of Taxter Corporate Park, has recently stabilized, and the current vacancy level in this market is approximately 22%. It is unlikely that this vacant space will be absorbed in the market for several years. At January 31, 1996, occupancy at the property was 99%. As discussed above in "Liquidity and Capital Resources", the leases of Fuji Photo Film, (for approximately 24% of the property's space) have been renewed through 2001. Other leases aggregating approximately 12% of the space are scheduled to expire in 1997.

Glenhardie Corporate Center I and II are located in Valley Forge, Pennsylvania, a market in which the vacancy rate is approximately 16%. The area has experienced slow leasing activity and continues to face corporate downsizing pressures. During the three months ending January 31, 1996, occupancy at the property remained stable at 98%. Leases covering less than 1% of the space are due to expire in fiscal 1996.

In Pasadena, California, the location of the Century Square office building, the overall office market vacancy rate is approximately 15%, and it is expected to remain constant as there has been a noticeable lack of leasing activity in that market. However, Century Square remained 100% leased as of January 31, 1996. The property's largest tenant, Countrywide Credit, occupies 84% of the property's rental space. No leases are due to expire in fiscal 1996.

The market in Bellevue, Washington, the location of the United Services Life Building, has been absorbing office space at a steady pace and the availability of sub-lease space is steadily declining which is expected to result in increases in effective rents. The market is currently experiencing a 5% vacancy rate as the availability of large blocks of contiguous space is limited. The growth in the computer industry and professional service firms has offset the employment loss created by Boeing's downsizing over the past two years. During the three months ended January 31, 1996, occupancy at the building remained stable at 98%. Tenants occupying more than 10% of rentable square feet are AT&T Wireless and Asymetrix. Asymetrix Corporation, which occupies approximately 30% of the property's space and whose leases expire in late 1996 and 1998, has announced that they will consolidate this office space at a different location. Given current market conditions, the Partnership does not expect to have a difficult time re-leasing this space.

A summary of the market in which the Partnership's retail property is located and the leasing status of this property is as follows:

Pavilions at East Lake is located in an area of suburban Atlanta which experienced significant retail development in the 1980's. Large retailers of consumer electronics, appliances and toys continue to increase retail market share at the expense of department stores and smaller local tenants. Currently, the vacancy rate in this market is 20%. Occupancy at the Pavilions property decreased during the three months ended January 31, 1996 from 87% to 81%. A&P, which occupied 27% of the leased space, had vacated its space in 1994 but continued to pay rent. A&P's lease was scheduled to expire in 2006 but was cancelled in 1995 on payment of a termination fee. The A&P store is being demolished and a new Krogers prototype store is being constructed at a cost of approximately $3.7 million, to be funded by the Partnership's cash reserves. Rental revenue from Kroger is expected to be slightly higher than the previous rental revenues. A new shopping center recently opened which directly competes with the property. Leases expiring in 1996 include Michaels, representing 10.8% of the leased space. Michaels vacated its space early, but continues to pay rent.

Inflation

      Inflation has been consistently low during the period presented in the financial statements, and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

On December 27, 1995, a class action lawsuit (the "Grigsby Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associate General Partner), Realty, Dean Witter Reynolds Inc. and others as defendants was filed in Superior Court in California. The complaint alleges fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and seeks compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants have removed the case to the United States District Court for the Southern District of California.
The parties have signed a stipulation requesting that the action be transferred to the United States District Court for the Southern District of New York. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

On February 14, 1996, a class action lawsuit (the "Schectman Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter Discover & Co., and Dean Witter Reynolds Inc. as defendants was filed in the Chancery Court of Delaware for New Castle County. The complaint alleges reckless and/or negligent misrepresentation and nondisclosure, breach of fiduciary duty and related claims and seeks an accounting of profits and rescissory and/or compensatory damages in unspecified amounts. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

On February 23, 1996, a class action lawsuit (the "Dosky Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter Discover & Co., Dean Witter Reynolds Inc. and others as defendants was filed in the Chancery Court of Delaware for New Castle County. The complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in unspecified amounts, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

On February 29, 1996, a class action lawsuit (the "Segel Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter Reynolds Inc., Dean Witter Discover & Co. and others as defendants was filed in the Chancery Court of Delaware for New Castle County. The complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in unspecified amounts, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

Item 6.    Exhibits & Reports on Form 8-K

               (a)   Exhibits - not applicable

               (b)   Reports on Form 8-K
                     Report dated December 11, 1995 with regard to the partnership's sale of one of its shopping centers.

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


                                           DEAN WITTER REALTY INCOME
                                              PARTNERSHIP II, L.P.


                                           By:  Dean Witter Realty Income
                                                Properties II Inc.
                                                Managing General Partner



Date:  March 18, 1996                      By:  /s/E. Davisson Hardman, Jr.
                                                E. Davisson Hardman, Jr.
                                                President



Date:  March 18, 1996                      By:  /s/Lawrence Volpe
                                                Lawrence Volpe
                                                Controller
                                                (Principal Financial and
                                                 Accounting Officer)