Form 10-Q
period 1996-04-30
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 1996-06-14
CIK 752744

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-Q

[ X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                           For the period ended April 30, 1996

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

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                            CONSOLIDATED BALANCE SHEETS




                                                    April 30,        October 31,
                                                     1996               1995


                                      ASSETS
Cash and cash equivalents                        $  6,462,490       $  7,424,199

Real estate:
  Land                                             14,634,935         15,821,935
  Buildings and improvements                      121,649,661        130,152,151
                                                  136,284,596        145,974,086
  Accumulated depreciation                         48,346,273         45,806,137
                                                   87,938,323        100,167,949

Real estate held for sale                                -            10,769,096

Deferred leasing commissions, net                   2,145,777          2,009,275

Investment in joint venture                         2,710,558          2,730,575

Other assets                                        2,600,421          2,932,580

                                                 $101,857,569       $126,033,674



                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued
  liabilities                                    $    634,844       $    714,941

Security deposits                                     188,254            256,758

Minority interests in joint ventures                8,390,596          8,341,537

                                                    9,213,694          9,313,236
Partners' capital (deficiency):
  General partners                                 (4,871,786)        (3,537,743)
  Limited partners ($1,000 per Unit,
    177,023 Units issued)                          97,515,661        120,258,181

    Total partners' capital                        92,643,875        116,720,438

                                                 $101,857,569       $126,033,674



           See accompanying notes to consolidated financial statements.
/TABLE

                         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                       Three and six months ended April 30, 1996 and 1995




                                                Three months ended            Six months ended
                                                     April 30,                  April 30
                                                 1996         1995           1996          1995
Revenues:
  Rental                                      $3,713,713   $4,444,111    $8,041,631    $8,972,323
  Equity in earnings of joint venture             72,769       74,336       144,186       152,139
  Interest and other                             487,766      168,717       796,175       669,995
                                               4,274,248    4,687,164     8,981,992     9,794,457



Expenses:
  Property operating                           1,550,920    1,680,383     3,027,924     3,300,431
  Depreciation                                 1,221,116    1,501,487     2,540,136     3,001,745
  Amortization                                   137,336      144,857       262,045       288,819
  General and administrative                     195,116      208,119       383,370       356,758
  Loss on impairment of real estate                 -            -       11,870,000          -
                                               3,104,488    3,534,846    18,083,475     6,947,753

Income (loss) before minority interest         1,169,760    1,152,318    (9,101,483)    2,846,704

Minority interest                                146,683      116,273       305,105       285,217

Net income (loss)                             $1,023,077   $1,036,045   $(9,406,588)   $2,561,487

Net income (loss) allocated to:
  Limited partners                            $  920,769   $  932,441   $(8,465,929)   $2,305,338
  General partners                               102,308      103,604      (940,659)      256,149
                                              $1,023,077   $1,036,045   $(9,406,588)   $2,561,487

Net income (loss) per Unit of limited
  partnership interest                             $5.20        $5.27       $(47.82)       $13.02









See accompanying notes to consolidated financial statements.

                         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                 Six months ended April 30, 1996









                                           Limited         General
                                           Partners        Partners          Total

Partners' capital (deficiency)
  at November 1, 1995                    $120,258,181    $(3,537,743)    $116,720,438

Net loss                                   (8,465,929)      (940,659)      (9,406,588)

Cash distributions                        (14,276,591)      (393,384)     (14,669,975)

Partners' capital (deficiency)
  at April 30, 1996                      $ 97,515,661    $(4,871,786)    $ 92,643,875
























See accompanying notes to consolidated financial statements.

                         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Six months ended April 30, 1996 and 1995



                                                                   1996                1995


Cash flows from operating activities:
Net income (loss)                                              $ (9,406,588)        $ 2,561,487
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
 Depreciation                                                     2,540,136           3,001,745
 Amortization                                                       262,045             288,819
 Loss on impairment of real estate                               11,870,000                -
 Minority interests in joint ventures' operations                   305,105             285,217
 Equity in earnings of Taxter joint venture                        (144,186)           (152,139)
  (Decrease) increase in operating assets:
   Deferred expenses                                               (398,547)         (1,001,060)
   Other assets                                                     332,159              51,995
 Decrease in operating liabilities:
   Accounts payable and accrued liabilities                         (80,097)           (230,691)
   Security deposits                                                (68,504)            ( 9,005)

     Net cash provided by operating activities                    5,211,523           4,796,368

Cash flows from investing activities:
 Additions to real estate                                        (2,180,510)           (549,276)
 Distributions from Taxter joint venture                            191,298             219,707
 Investment in Taxter joint venture                                 (27,095)            (31,059)
 Proceeds from disposition of real estate
    held for sale                                                10,769,096                -

     Net cash provided by (used in) investing activities          8,752,789            (360,628)

Cash flows from financing activities:
 Cash distributions to partners                                 (14,669,975)         (3,933,844)
 Additional investment by minority interest                         107,480             240,608
 Minority interests in joint ventures' distributions               (363,526)           (546,160)
 Repayment of deferred distributions                                    -            (1,856,278)

     Net cash used in financing activities                      (14,926,021)         (6,095,674)

Decrease in cash and cash equivalents                              (961,709)         (1,659,934)

Cash and cash equivalents at beginning of period                  7,424,199           9,812,279

Cash and cash equivalents at end of period                     $  6,462,490         $ 8,152,345



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

Net income (loss) per Unit of limited partnership interest amounts are calculated by dividing net income (loss) allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

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

2.      Real Estate

In the fourth quarter of fiscal 1995, the Partnership entered into an agreement with New Plan Realty Trust, an unaffiliated party, to sell the Wallkill Plaza shopping center, for a negotiated sale price of approximately $12.2 million. The sale took place on December 11, 1995. All of the net proceeds from the sale, approximately $10.7 million ($60.65 per Unit), were distributed to the Limited Partners in March 1996.

In accordance with its policies, the Partnership evaluated the recoverability of its investments in real estate and concluded that, based on revised expectations as to the holding period of the properties, the Partnership will be unable to recover its investment in certain properties. Accordingly, in the first quarter of fiscal 1996, the Partnership wrote down to fair value (based on an independent appraisal) its Framingham Corporate Center, Glenhardie Corporate Center I and II and Pavilions at East Lake properties and recorded losses on impairment of $2,323,000, $3,550,000 and $5,997,000, respectively.

3.      Related Party Transactions

An affiliate of the Managing General Partner provides property management services for four properties. The Partnership incurred management fees of approximately $126,000 and $144,000 for the six months ended April 30, 1996 and 1995, respectively. The amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the six months ended April 30, 1996 and 1995, the Partnership incurred approximately $248,000 and $261,000, respectively, for these services. These are included in general and administrative expenses.

As of April 30, 1996 the affiliates were owed a total of approximately $163,000 for these services.

4.      Litigation

Various public partnerships sponsored by Realty (including the Partnership and, in certain cases, its Managing General Partner) are defendants in five class action lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants have not yet responded to the complaints and intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

5.      Subsequent Event

On May 29, 1996, the Partnership paid a cash distribution of $8.25 per Unit to the Limited Partners. The cash distribution aggregated
$1,622,670 with $1,460,399 distributed to the Limited Partners and $162,271 distributed to the General Partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership raised $177,023,000 in a public offering which was terminated in 1985. The Partnership has no plans to raise additional capital.

The Partnership purchased six properties (one sold in May 1993, and one sold in December 1995) and made three investments in partnerships on an all-cash basis. The Partnership's acquisition program has been completed. No additional investments are planned.

The economy continues to expand which, in turn, results in absorption of vacant space. Population and employment growth are improving the economies in the Southeastern region and steady growth in business service firms has benefitted several of the Midwestern and West coast cities (except Los Angeles). Southern California and areas of the Northeast are still negatively affected by corporate downsizings and consolidations. For many office properties, vacancy rates are slowly declining, values are stabilizing and rents are beginning to increase. In the retail real estate sector, disappointing retail sales during 1995 resulted in stagnant rents and increasing vacancy levels at many retail properties. These events translate into declining demand for retail space.

The Partnership's liquidity depends on the cash flow from operations of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of space. During the six months ended April 30, 1996, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so. The Partnership's liquidity is also affected by the sale of Partnership's properties. The Partnership received $10.7 million in the first fiscal quarter of 1996 from the sale of the Wallkill Plaza shopping center (see Note 2 to the consolidated financial statements). In accordance with the provisions of the Partnership Agreement, the net sales proceeds (approximately $60.65 per Unit) were distributed to the Limited Partners in March 1996, representing a return of invested capital. Because the Partnership has fewer income producing investments, the Partnership's cash from operations available for distribution will decline during 1996 and thereafter.

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

The closing of the sale of the Wallkill Plaza shopping center occurred on December 11, 1995. See Note 2 to the consolidated financial statements. During the three-and six-month periods ended April 30, 1996, the Partnership's aggregate cash flow from operations was reduced by approximately $851,000 and $487,000, respectively, as a result of the sale of the shopping center.

During the second quarter of 1996, the Partnership's cash flow from operations and distributions received from its joint venture investment exceeded distributions to partners (exclusive of the distribution of the sales proceeds from the Wallkill Plaza shopping center), capital expenditures and minority interest share of distributions from the Century Square property. The Partnership's cash flow from operations, and distributions received from its joint venture investment are expected to exceed distributions to partners (other than distributions of net proceeds from future property sales), capital expenditures and minority interest share of distributions for the remainder of the fiscal year.

During the six months ended April 30, 1996, the Partnership incurred approximately $2,579,000 of building improvements and leasing commissions (net of capital contributions by minority interest), including approximately $322,000 at the Century Square building, approximately $1,221,000 at United Services Life Building, approximately $612,000 at the Pavilions at East Lake and approximately $305,000 at Framingham Corporate Center.

In the fourth quarter of 1995, Fuji Photo USA, Inc., which occupies approximately 24% of the space at the Taxter property, exercised its option to extend its leases through March 2001, at an effective rent which is approximately ninety percent of current rental rates in the Westchester market. This renewal was accomplished without incurring any capital expenditures or significant leasing commissions. Because market rates have declined since Fuji signed its original lease, rental revenue and cash flow from Fuji during the renewal term will be significantly lower than what the Partnership currently receives. In addition, Fuji will not pay any rent in the six month period beginning April 1, 1996. As a result of this renewal, the Partnership expects that cash distributions from the Taxter joint venture will be reduced by approximately $136,000 during the remainder of 1996.

The Partnership has demolished the old A&P store at Pavilions at East Lake (approximately 39,000 square feet) and is building a new Kroger supermarket (approximately 63,000 square feet) at an estimated cost of approximately $3.7 million, which will be funded from Partnership cash reserves. Approximately $400,000 was paid through April 30, 1996.

As of April 30, 1996, the Partnership has commitments to fund capital expenditures of approximately $700,000 and $900,000 at Framingham
Corporate Center and United Services Life Building, respectively. These expenditures will be funded from cash from operations and cash reserves.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

On May 29, 1996, the Partnership paid the second quarter cash distribution of $8.25 per Unit to the Limited Partners. The total distribution aggregated $1,622,670 with $1,460,399 distributed to the Limited Partners and $162,271 to the General Partners.

       Operations

Fluctuations in the Partnership's operating results for the three- and six-month periods ended April 30, 1996 compared to 1995 are primarily attributable to the following:

Rental revenue decreased primarily due to the sale of Wallkill Plaza in December 1995. In addition, rental revenue declined during the second quarter of fiscal 1996 because A&P, a major anchor at Pavilions at East Lake, which vacated in 1994, was not required to pay rent after December 1995.

The increase in interest and other income represents primarily interest earned on the proceeds from the sale of the Wallkill Plaza shopping center before such proceeds were distributed to investors in March 1996. Interest and other income also increased for the three-month period ended April 30, 1996 due to lease termination fees of approximately $283,000 from Blue Cross and ASB Meditest, two tenants at Framingham Corporate Center.

The decreases in property operating expenses are primarily attributable to the sale of Wallkill Plaza.

Depreciation decreased because of the sale of Wallkill Plaza and as a result of lower depreciation charges at Framingham Corporate Center, Glenhardie Corporate Center I and II and Pavilions at East Lake due to the writedown of these properties in January 1996.

In the first quarter of fiscal 1996, the Partnership recorded losses on impairment of the Framingham Corporate Center, Glenhardie Corporate Center I and II and Pavilions at East Lake properties totalling
$11,870,000.  See Note 2 to the consolidated financial statements.

A summary of the markets in which the Partnership's properties are located and the leasing status of each property is as follows:

The Boston suburban office market, the location of the Framingham Corporate Center continues to have a limited amount of space available. The current market vacancy rate is approximately 11% due to the relative absence of office construction. At April 30, 1996, the property was 100% leased. No significant leases expire during the remainder of fiscal 1996.

The vacancy level in the office market in Westchester County, New York, the location of Taxter Corporate Park, has recently improved slightly to 19%. It is unlikely that the vacant space will be absorbed in the market for several years. At April 30, 1996, occupancy at the property was 97%.
No significant leases expire in fiscal 1996.   Leases aggregating
approximately 12% of the space expire in fiscal 1997.

Glenhardie Corporate Center I and II are located in Valley Forge, Pennsylvania, an improving market with increasing demand and a vacancy rate of approximately 12%. Steady demand and slowdown in corporate downsizing contributed to the improvement in this market. During the six months ended April 30, 1996, occupancy at the property increased to 100%. No significant leases expire in fiscal 1996.

The Century Square office building remained 100% leased through April 30, 1996. The Pasadena, California market is not expected to improve during 1996. Vacancy levels remained at 15% and improvements are not expected until the downtown Los Angeles market improves. The property's largest tenant, Countrywide Credit, occupies 84% of the property's rentable space. No leases are due to expire in fiscal 1996.

The market in Bellevue, Washington, the location of the United Services Life Building, currently has a 5% vacancy rate, as the availability of large blocks of contiguous space is limited. During the six months ended April 30, 1996, occupancy at the building increased slightly to 99%. Asymetrix Corporation and an affiliate occupy approximately 37% of the property's space under three leases. During the second quarter, Asymetrix renewed one of the leases which was to expire in 1996 (for 16% of the property) through 1999; the other leases expire in 1998.

Pavilions at East Lake is located in an area of suburban Atlanta which experienced significant retail development in the 1980's. Large retailers of consumer electronics, appliances and toys continue to increase retail market share at the expense of department stores and smaller local tenants. Currently, the vacancy rate in this market is 20%. Occupancy at the Pavilions property remained stable during the six months ended April 30, 1996 at 81%. A&P, which occupied 27% of the leased space, had vacated its space in 1994 but continued to pay rent through December 1995. Demolition of the A&P store has been completed and construction of the new Kroger store is underway with completion scheduled for the fourth quarter of 1996. Kroger has signed a new lease which will commence at the completion of construction. The initial lease term is twenty years with an option to renew for an additional twenty years. Rental revenue from the Kroger store will be higher than the previous rental revenues. The Partnership believes that the new Kroger store, when complete, will have a positive impact on leasing activity and rents at the property will increase its value. Michaels, whose lease on approximately 10.8% of the property expires in June 1996, vacated early but continues to pay rent. A new shopping center recently opened which directly competes with the property, but the Partnership does not expect that it will have a significant impact.

Inflation

       Inflation has been consistently low during the period presented in the financial statements, and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The following developments have occurred since the filing of the Partnership's most recent quarterly report on Form 10-Q with respect to the purported class actions filed against the Partnership.

On March 13, 1996, a class action lawsuit (the "Young Action") naming Dean Witter Realty Income Partnership III, L.P., other unidentified limited partnerships, Dean Witter, Discover & Co., Dean Witter Reynolds Inc., and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland. The defendants have removed the case to the United States District Court for the District of Maryland. The complaint alleges fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment and related claims and seeks an accounting of records, compensatory and punitive damages in unspecified amounts and other equitable relief. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

Pursuant to an order of the U.S. District Court for the Southern District of California entered May 24, 1996, the Grigsby Action was transferred to the U.S. District Court for the Southern District of New York.

Item 6.    Exhibits & Reports on Form 8-K

                (a)  Exhibits -
                     An exhibit index has been filed as part of this Report on page E1

                (b) Reports on Form 8-K - Report dated April 15, 1996 of the valuation per Unit of Limited Partnership Interest at October 31, 1995.

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


                                            DEAN WITTER REALTY INCOME
                                               PARTNERSHIP II, L.P.


                                            By:  Dean Witter Realty Income
                                                 Properties II Inc.
                                                 Managing General Partner



Date:  June 14, 1996                        By:  /s/E. Davisson Hardman, Jr.
                                                 E. Davisson Hardman, Jr.
                                                 President



Date:  June 14, 1996                        By:  /s/Lawrence Volpe
                                                 Lawrence Volpe
                                                 Controller
                                                 (Principal Financial and
                                                  Accounting Officer)

                                                                                Exhibit Index



                                 Dean Witter Realty Income Partnership II, L.P.
                                          Quarter Ended April 30, 1996




Exhibit                                                                         Sequentially
  No.                             Description                                   Numbered Page
 27                        Financial Data Schedule


































                                                       E1

