Form 10-K
period 1996-10-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 1997-01-29
CIK 752744

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549

                                          FORM 10-K

[ X ]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934
                         For the fiscal year ended October 31, 1996

                                             OR

[   ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ________ to ________.

                               Commission File Number 0-18150

                       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
                   (Exact name of registrant as specified in its charter)

       Delaware                                    13-3244091
(State of organization)               (IRS Employer Identification No.)

   2 World Trade Center, New York, NY                           10048
 Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (212) 392-1054

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

ITEM 1.  BUSINESS

The Registrant, Dean Witter Realty Income Partnership II, L.P. (the "Partnership"), is a limited partnership formed in September 1984 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing primarily in income-producing office, industrial and retail properties.

The Managing General Partner of the Partnership is Dean Witter Realty Income Properties II Inc. (the "Managing General Partner"), a Delaware corporation which is wholly-owned by Dean Witter Realty Inc. ("Realty"). The Associate General Partner is Dean Witter Realty Income Associates II, L.P. (the "Associate General Partner"), a Delaware limited partnership, the general partner of which is Dean Witter Realty Income Associates II Inc., a wholly-owned subsidiary of the Managing General Partner. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth in Note 8 to the Consolidated Financial Statements in
Item 8 and in Item 13 below.

The Partnership issued 177,023 units of limited partnership interest (the "Units") with gross proceeds from the offering of $177,023,000. The offering has been terminated and no additional Units will be sold.

The proceeds from the offering were used to make equity investments in five office properties and three retail properties (one was sold in 1993, and one sold in December 1995) which were acquired without mortgage debt. The properties are described in Item 2 below.

The Partnership considers its business to include one industry segment, investment in real property. Financial information regarding the Partnership is in the Partnership's consolidated financial statements in Item 8 below.

The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. Further information regarding competition and market conditions where the Partnership's properties are located is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

The Partnership has no employees.

All of the Partnership's business is conducted in the United States.

ITEM 2.  PROPERTIES

The Partnership's principal offices are located at Two World Trade
Center, New York, New York 10048. The Partnership has no other offices.

As of October 31, 1996, the Partnership owned directly or through a partnership interest the following six property interests, none of which is encumbered by mortgage debt.  Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses.  In the opinion of the Managing General Partner, all of the properties are adequately covered by insurance.
                                           Year(s)          Acquisition      Net Rentable        Type of Ownership
                                         Completed/            Cost              Area               of land and
  Property, location and type              Acquired           ($000)         (000 sq. ft.)         Improvements
Framingham Corporate Center             1984/1985,92         $16,073              166            95% general part-
  Framingham, MA                                                                                 nership interest1
  Office building

Glenhardie Corporate Center
 I and II                               1979,82/1985         $17,792              126            Fee Interest
 Valley Forge, PA
 Two office buildings

Century Square, Pasadena, CA              1984/1985          $29,100              206            75% general part-
  Office building                                                                                nership interest2

United Services Life Building             1982/1986          $27,000              212            Fee Interest3
  Bellevue, Washington
  Office building

Pavilions at East Lake,4               1986, 1996/1986       $19,300              164            Fee Interest
  Atlanta, GA,
  Shopping center

Taxter Corporate Park                  1987,88/1986,88        $7,659              345            14.8% general part-
  Westchester county, NY                                                                         nership interest5
  Two office buildings

1. The Managing General Partner owns the remaining 5% general partnership interest.

2. Dean Witter Realty Income Partnership I, L.P., an affiliate of the partnership, owns the remaining 25% general partnership interest. The total cost of the property was $38.8 million.

3. Under contract to be sold subsequent to fiscal year end. See Item 7, Management's Discussion and Analysis of Financial Condition, and Note 10 to the consolidated financial statements in Item 8.

4. Includes $3.7 million expended in connection with approximately 16,000 square feet expansion in 1996. See Item 7, Management Discussion and Analysis of Financial Condition.

5. Dean Witter Realty Income Partnership III, L.P. and Dean Witter Realty Income Partnership IV, L.P, affiliates of the Partnership, own the remaining 44.6% and 40.6% general partnership interests, respectively.

Each property was built with on-site parking facilities.

In fiscal 1996, the Partnership sold the Wallkill Plaza shopping center located in Orange County, New York.

An affiliate of the Partnership is the property manager for Century Square, Taxter Corporate Park, Framingham Corporate Center and the co-property manager for the Glenhardie Corporate Center.

Further information relating to the Partnership's properties is included in Item 7 and footnotes 4, 5 and 6 to the consolidated financial statements included in Item 8 below.

ITEM 3.  LEGAL PROCEEDINGS

On December 27, 1995, a purported class action lawsuit (the "Grigsby Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associate General Partner), Realty, Dean Witter Reynolds Inc. ("DWR") and others as defendants was filed in Superior Court in California. The complaint alleged fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and sought compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants removed the case to the United States District Court for the Southern District of California. Pursuant to an order of the U.S. District Court for the Southern District of California entered May 24, 1996, the Grigsby Action was transferred to the U.S. District Court for the Southern District of New York.

On February 14, 1996, a purported class action lawsuit (the "Schectman Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co. ("DWD") and DWR as defendants was filed in the Chancery Court of Delaware for New Castle County (the "Delaware Chancery Court"). On February 23, 1996, a purported class action lawsuit (the "Dosky Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWD, DWR and others as defendants was filed in the Delaware Chancery Court. On February 29, 1996, a purported class action lawsuit (the "Segal Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWR, DWD and others as defendants was filed in the Delaware Chancery Court. On March 13, 1996, a purported class action lawsuit (the "Young Action") naming the partnership, other unidentified limited partnerships, DWD, DWR and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland. The defendants removed the Young Action to the United States District Court for the District of Maryland.

Thereafter, the Schectman Action, the Dosky Action and the Segal Action were consolidated in a single action (the "Consolidated Action") in the Delaware Chancery Court. The Young Action was dismissed without prejudice. The plaintiffs in the Young Action and the Grigsby Action joined the Consolidated Action. The Grigsby Action remains stayed indefinitely subject to being reopened for good cause.

On October 7, 1996, the plaintiffs in the Consolidated Action filed a First Consolidated and Amended Class Action Complaint naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWD, DWR and others as defendants. This complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants filed a motion to dismiss this complaint on December 10, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.


                                       PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow its limited partners (the "Limited Partners") to transfer their units if a suitable buyer can be located.

As of January 22, 1997, there were 26,548 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

The Partnership paid quarterly cash distributions during the year ended October 31, 1996 aggregating $99.24 per Unit (including $60.65 per Unit from proceeds from the sale of the Wallkill Plaza property). The total distribution amounted to $18,326,385, with $17,567,356 distributed to the Limited Partners and $759,029 distributed to the General Partners. The distribution from the proceeds of the sale of the Wallkill Plaza shopping center was paid 100% to the Limited Parters. The Partnership paid quarterly cash distributions during the year ended October 31, 1995 aggregating $40.00 per Unit. The total distribution amounted to $7,867,688, with $7,080,920 distributed to the Limited Partners and $786,768 distributed to the General Partners. Additionally, in fiscal 1995, the Partnership repaid $2,784,417 of deferred distributions owed to the General Partners.

On November 27, 1996, the Partnership paid a cash distribution of $10.34 per Unit. The cash distribution aggregated $2,033,798 with $1,830,418 distributed to the Limited Partners and $203,380 distributed to the General Partners.

The Partnership anticipates making regular distributions to its partners in the future.

Sale or financing proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale or financing proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale or financing proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment.

Taxable income generally is allocated in the same proportions as distributions of distributable cash or sale or financing proceeds (except that the General Partners must be allocated at least 1% of taxable income from sales or financings). In the event there is no distributable cash or sale or financing proceeds, taxable income is allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss will be allocated 90% to the Limited Partners and 10% to the General Partners.

ITEM 6.  SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data for the
Partnership:

                            DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                    For the years ended October 31, 1996, 1995, 1994, 1993 and 1992
                          1996             1995            1994           1993               1992

Total revenues        $ 17,414,607    $ 18,474,708     $ 18,995,554   $ 15,392,848      $ 19,024,121
Net (loss)
  income              $ (7,812,706)1  $ (1,079,686)2   $  3,961,466   $    747,5523     $  3,664,354
Net (loss) income
  per Unit of
  limited partner-
  ship interest            $(39.72)         $(8.25)          $20.14          $4.25            $18.63
Cash distributions4
  paid per Unit of
  limited partner-
  ship interest             $99.245         $40.00           $30.00         $29.526           $15.00

Total assets at
  October 31          $100,319,056    $126,318,743     $138,218,448   $142,002,243      $150,891,740

1. Includes $11.9 million loss on impairment recorded for the Framingham Corporate Center, Glenhardie Corporate Center I and II and Pavilions at East Lake properties. See Item 7 and Note 4 to the Consolidated
     Financial Statements in Item 8.

2.  Includes a $4.9 million write-down of real estate held for sale.  See
    Item 7 and Note 5 to the Consolidated Financial Statements in Item 8.

3. Includes a $0.8 million gain on sale of real estate and a $4.1 million loss in joint venture equity due to a writedown for impairment recorded at Taxter Corporate Park.

4. Distributions paid to limited partners include a return of capital per Unit of limited partnership interest of $99.24, $40.00, $9.86, $21.64 and $11.92 for the years ended October 31, 1996, 1995, 1994, 1993 and 1992, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

5. Includes $60.65 per Unit distribution of proceeds from sale of Wallkill Plaza shopping center. See Note 5 to the Consolidated Financial Statements in Item 8.

6.  Includes $4.49 per Unit distribution of proceeds from sale of real estate.

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

The Partnership has purchased five properties (one sold in May 1993, one sold in December 1995, and one under contract to be sold in
1997) and made three investments in partnerships on an all-cash basis. The Partnership's acquisition program has been completed.
No additional investments are planned.

In most regions of the country, continued restraint of new office construction and steady leasing have reduced office supply in office markets, and, in certain areas, rental rates are rising. Some office markets are faring better than others. For example, vacancy is approximately 5% in the Boston suburban market, the location of Framingham Corporate Center, and Bellevue, Washington, the location of the United Services Life Building. Although vacancy in the office market in suburban Philadelphia, the location of the Glenhardie Corporate Center buildings, increased to 16% in 1996, the Partnership expects that this market will improve. Vacancy in the overall office market in Westchester County, New York, the location of Taxter Corporate Park, is approximately 24%. Office properties in the West are benefiting from expansion by the entertainment, high-technology and telecommunications industries; however, Pasadena, California, the location of the Century Square building, continues to be negatively impacted by corporate mergers and consolidations. Office construction remains primarily on a build-to-suit basis as current rental rates do not justify speculative investment. In the retail sector, a changing tenant base caused by the domination of certain power center tenants coupled with bankruptcies and major restructuring of other tenants and reduced consumer spending have resulted in higher vacancies and stagnant rents at many retail properties.

The closing of the sale of the Wallkill Plaza shopping center occurred on December 11, 1995. The Partnership received $10.8 million. In accordance with the provisions of the Partnership Agreement, the net sales proceeds (approximately $60.65 per Unit) were distributed 100% to the Limited Partners in March 1996, representing a return of invested capital. See Note 5 to the consolidated financial statements. In 1996, the Partnership's cash flow from operations decreased when compared to 1995 by approximately $1,057,000 as a result of the sale of the shopping center.

Barring a change in circumstances, the Managing General Partner currently expects to market for sale the Partnership's office properties and the Pavilions at East Lake shopping center during fiscal 1997 and 1998, with the objective of completing sales of all of the Partnership's properties by the end of fiscal year 1998. However, there is no assurance that the Partnership will be able to achieve these objectives.

In the fourth quarter of fiscal 1996, the Partnership engaged brokers to market the Century Square and United Services Life office buildings. In December, the Partnership agreed to sell the United Services Life building for $33.75 million; see Note 10 to the consolidated financial statements in Item 8.

The Partnership's liquidity depends on the cash flow from operations of its properties, expenditures for building improvements, and tenant improvements and leasing commissions in connection with the leasing of space. During the year ended October 31, 1996, all of the Partnership's properties and its joint venture investment generated positive cash flow from operations, and the Partnership expects that they will continue to do so.

The Partnership's liquidity is also affected by the sale of Wallkill Plaza, and will be affected by sales of other Partnership properties. As the Partnership has fewer income producing investments, the Partnership's cash from operations available for distribution will decline during 1997 and thereafter.

During the year ended October 31, 1996, the Partnership's cash flow from operations and distributions received from the Taxter property exceeded distributions to partners (exclusive of the distribution of the sales proceeds from the Wallkill Plaza shopping center), contributions to its joint venture and minority interest share of distributions from the Century Square property. The Partnership used the excess cash inflows in 1996 to fund a portion of its capital expenditures; the remaining capital expenditures were funded from cash reserves. In 1997, the Partnership expects that cash flow from operations (net of minority interest share) and distributions received from its joint venture investment will exceed distributions to partners (other than distributions of net proceeds from future property sales); the Partnership expects to fund a portion of capital expenditures in 1997 from cash reserves.

The Partnership demolished the former A&P store at Pavilions at East Lake (approximately 39,000 square feet) and built a new Kroger supermarket (approximately 63,000 square feet) at an approximate cost of $3.7 million, funded from Partnership cash reserves. Substantially all work on the Kroger space was completed by October 31, 1996, and Kroger moved into its space in October 1996. As of October 31, 1996, approximately $300,000 of the total costs of this project were unpaid.

During the year ended October 31, 1996, the Partnership incurred approximately $3,096,000 of other building improvements, tenant improvements and leasing commissions (net of capital contributions by minority interest), including tenant related capital expenditures of approximately $1,055,000 at Framingham Corporate Center and $1,378,000 at United Services Life Building.

As of October 31, 1996, the Partnership has commitments to fund capital expenditures of approximately $325,000, primarily for tenant related capital expenditures. These expenditures will be funded from cash from operations and cash reserves.

Based on an assessment of the projected cash flow from operations of the Partnership's properties and anticipated future cash needs, the Partnership determined that it can distribute a portion of its cash reserves. Accordingly, the Partnership increased the cash distribution to $10.34 per Unit, effective with the third quarter distribution paid August 29, 1996.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

On November 27, 1996, the Partnership paid the fourth quarter cash distribution of $10.34 per Unit. The total distribution aggregated $2,033,798 with $1,830,418 distributed to the Limited Partners and $203,380 distributed to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the year ended October 31, 1996 compared to 1995 and for the year ended
October 31, 1995 compared to 1994 are primarily attributable to the following:

No individual factor accounted for a siginificant change in equity in earnings of joint venture, amortization expense and general and administrative expenses from 1995 to 1996 and 1994 to 1995.

Rental revenue decreased in 1996 compared to 1995 by approximately $1,673,000 because of the sale of Wallkill Plaza, and by approximatley $518,000 because the lease of A&P, a major anchor at Pavilions at East Lake, terminated in December 1995. These decreases were partially offset by higher rental income at the Partnership's other properties; no individual property accounted for a material increase. The decrease in rental income in 1995 compared to 1994 is primarily due to reduced pass-through income under the revised Countrywide lease at the Century Square property.

The increase in interest and other income in 1995 compared to 1994 is primarily due to lease termination income of approximately $354,000 from Blue Cross at Framingham Corporate Center, which terminated certain of its leases covering approximately 18% of the property's space in the first quarter of 1995. This space was re-leased to new tenants prior to January 31, 1995. In 1996, the Partnership received termination fee income of approximately $240,000 from Blue Cross for canceling its leases on its remaining space at Framingham Corporate Center, and $100,000 from A&P for canceling its leases at Pavilions at East Lake.

Property operating expenses decreased in 1996 compared to 1995 primarily due to the absence of approximately $585,000 of Wallkill Plaza operating expenses. No individual factor accounted for a significant change in property operating expenses from 1994 to 1995.

Depreciation decreased in 1996 compared to 1995 by approximately $444,000 because of the sale of Wallkill Plaza and by $508,000 due to lower depreciation charges at Framingham Corporate Center, Glenhardie Corporate Center I and II and Pavilions at East Lake due to the writedown of these properties in January 1996. Depreciation decreased in 1995 compared to 1994 primarily because certain of the assets at Framingham Corporate Center and Glenhardie Corporate Center were fully depreciated at October 31, 1994.

In the first quarter of fiscal 1996, the Partnership recorded losses on impairment of the Framingham Corporate Center, Glenhardie
Corporate Center I and II and Pavilions at East Lake properties totalling $11,870,000. See Note 4 to the consolidated financial statements.

The 1995 loss on write-down of real estate held for sale is discussed in Note 5 to the financial statements.

A summary of the markets in which the Partnership's properties are located and the performance of each property is as follows:

The vacancy rate in the office market in Framingham, Massachusetts, a suburb of Boston and the location of Framingham Corporate Center, decreased from 8% to 5% in fiscal 1996. Expansion by engineering, software, financial consulting and health care companies is fueling demand for office space in this area, and rental rates are rising. During 1996, average occupancy at the property was 96%, and at October 31, 1996, occupancy was 97%, the same as the prior fiscal year-end. Also, in 1996, rental rates on renewals and new leases increased at the property. The property is occupied by 13 tenants. The leases of TJX Corporation (for approximately 27% of the property's space), International Communications Inc. (for approximately 17% of the space), CIO Publishing (for approximately 13% of the space) and IDG Corporation (for approximately 11% of the space) expire in fiscal years 2002, 2002, 2001 and 2001, respectively. There are no other significant leases.

The overall vacancy level in the office market in Westchester County, New York, the location of Taxter Corporate Park increased from 22% to 24% in 1996; the vacancy level in the west Westchester market in which the building is located is currently 15%. It is unlikely that the vacant space will be absorbed in the market for several years. However, during 1996, average occupancy at the property was approximately 98%, and at October 31, 1996, occupancy at the property was 99%, essentially unchanged from the prior year. The property is leased to 22 tenants. KLM Royal Dutch Airlines owns a long-term leasehold interest in approximately 20% of the space at the property. Leases aggregating approximately 12% and 10% of the property's space expire in 1997 and 1998, respectively. The lease of Fuji Photo Film (for approximately 24% of the property's space) expires in 2001; no other tenants occupy more than 10% of the property.

Although the current vacancy rate in Valley Forge, Pennsylvania increased from 12% to 16% in 1996, the Partnership believes that this is an improving market with increasing demand. During 1996, average occupancy at the property was 98%, and at October 31, 1996, occupancy at the property was 100% compared to 98% at October 31, 1995. The property is occupied by 11 tenants. The leases of Sungard Data Systems (for approximately 37% of the property's space) and USERS, Inc. (for approximately 27% of the space) expire in 1998 and 1999, respectively. No other tenants occupy more than 10% of the property. Leases on approximately 10% and 44% of the space expire in 1997 and 1998, respectively.

In Pasadena, California, the location of the Century Square office building, the overall office market vacancy rate was approximately 15% during 1996, and the Partnership does not expect the market to improve in the near term. However, Century Square remained 100% leased during the year. The property is currently occupied by three tenants, and the leases of the property's largest tenant, Countrywide Credit (which occupies 84% of the property's space), expire in 2010. No other tenants occupy more than 10% of the property.

Vacancy rates in the office market of Bellevue, Washington, a suburb of Seattle and the location of United Services Life Building, decreased from 7% to 5% in 1996. This area is experiencing heavy demand from the telecommunications, bio-technology and software industries. However, rental rates in the property's sub-market have not increased significantly. During 1996, and at October 31, 1996, occupancy at the property was approximately 99%. The building is occupied by 30 tenants. The leases of Asymetrix Corporation on 30% of the property's space expire in 1998 (14%) and 1999 (16%). The lease of McCaw RCC Communications, on 19% of the space expires in 2002. No other tenants occupy more than 10% of the property. Other leases on approximately 19% of the property's space expire in fiscal 1998. The Partnership has agreed to sell this property.

The Pavilions at East Lake shopping center is located in a suburb of Atlanta which currently has a vacancy rate of 5%. During 1996, average occupancy at the property was 64%. At October 31, 1996, occupancy at the property was 73% vs. 87% at October 31, 1995. The property is occupied by 32 tenants. In October 1996, Kroger moved into its newly constructed space (for approximately 39% of the property's space). The initial lease term is twenty years with an option to renew for an additional twenty years. Rental revenue from the Kroger store is higher than that of the previous tenant.
Shopper traffic has increased at the property as a result of the new lease with Kroger, and Kroger's presence at the property enabled the Partenrship to increase rental rates on leases completed during the second half of 1996. No other tenants occupy more than 10% of the property. No significant amount of leases expire in the near future. A new shopping center recently opened which directly competes with the property, but the Partnership does not expect that it will have a significant impact.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                                 INDEX


                                                                       Page
(a) Financial Statements
Independent Auditors' Report                                          15
Consolidated Balance Sheets at October 31, 1996 and 1995              16
Consolidated Statements of Operations for the years ended
  October 31, 1996, 1995 and 1994                                     17
Consolidated Statements of Partners' Capital for the
  years ended October 31, 1996, 1995 and 1994                         18
Consolidated Statements of Cash Flows for the years
  ended October 31, 1996, 1995 and 1994                                                        19
Notes to Consolidated Financial Statements                                                20-27





(b) Financial Statement Schedule

Real Estate and Accumulated Depreciation                                      III             33-34











All schedules other than that indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

Independent Auditors' Report





To The Partners of
Dean Witter Realty Income Partnership II, L.P.:


We have audited the accompanying consolidated balance sheets of Dean Witter Realty Income Partnership II, L.P. and consolidated partnerships (the "Partnership") as of October 31, 1996 and 1995 and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended October 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Income Partnership II, L.P. and consolidated partnerships as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/Deloitte & Touche LLP
                                          DELOITTE & TOUCHE LLP

New York, New York
January 24, 1997

                            DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                      CONSOLIDATED BALANCE SHEETS

                                       October 31, 1996 and 1995


                                                ASSETS
                                                                       1996               1995

Cash and cash equivalents                                         $   3,193,852        $  7,424,199

Real estate:
   Land                                                              11,803,399          15,821,935
   Buildings and improvements                                        94,143,130         130,152,151
                                                                    105,946,529         145,974,086
   Accumulated depreciation                                          38,964,769          45,806,137
                                                                     66,981,760         100,167,949

Real estate held for sale                                            22,417,670          10,769,096

Investment in joint venture                                           2,694,918           2,730,575

Deferred leasing commissions, net                                     2,185,691           2,009,275

Other assets                                                          2,845,165           3,217,649

                                                                   $100,319,056        $126,318,743



                                   LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                           $  1,121,405        $    714,941

Security deposits                                                       192,459             256,758

Minority interests in joint ventures                                  8,423,845           8,626,606

                                                                      9,737,709           9,598,305
Partners' capital (deficiency)
   General partners                                                  (5,078,043)         (3,537,743)
   Limited partners ($1,000 per Unit, 177,023 units issued)          95,659,390         120,258,181
   Total partners' capital                                           90,581,347         116,720,438

                                                                   $100,319,056        $126,318,743
















                     See accompanying notes to consolidated financial statements.
/TABLE

                            DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the years ended October 31, 1996, 1995 and 1994


                                                         1996              1995             1994

Revenues:
  Rental                                              $16,206,557      $17,249,584      $18,076,876
  Equity in earnings of joint venture                     250,109          306,711          346,296
  Interest and other                                      957,941          918,413          572,382
                                                       17,414,607       18,474,708       18,995,554

Expenses:
  Property operating                                    6,459,867        6,803,324        6,866,522
  Depreciation                                          5,011,419        6,053,280        6,309,155
  Amortization                                            537,220          611,819          561,595
  General and administrative                              759,445          725,508          710,712
  Loss on impairment of real estate                    11,870,000            -                -
  Loss on write-down of real estate held
    for sale                                                -            4,886,200            -
                                                       24,637,951       19,080,131       14,447,984

(Loss) income before minority interest                 (7,223,344)        (605,423)       4,547,570

Minority interest                                         589,362          474,263          586,104

Net (loss) income                                     $(7,812,706)     $(1,079,686)     $ 3,961,466

Net (loss) income allocated to:
  Limited Partners                                    $(7,031,435)     $(1,460,337)     $ 3,565,319
  General Partners                                       (781,271)         380,651          396,147
                                                      $(7,812,706)     $(1,079,686)     $ 3,961,466

Net (loss) income per Unit of limited
  partnership interest                                    $(39.72)          $(8.25)          $20.14









                     See accompanying notes to consolidated financial statements.
/TABLE

                            DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                          For the years ended October 31, 1996, 1995 and 1994


                                                   Limited           General
                                                  Partners           Partners              Total


Partners' capital (deficiency)
   at November 1, 1993                         $130,544,809        $(2,937,697)        $127,607,112


Net income                                        3,565,319            396,147            3,961,466

Distributions                                    (5,310,690)          (590,076)          (5,900,766)

Partners' capital (deficiency)
   at October 31, 1994                          128,799,438         (3,131,626)         125,667,812

Net loss                                         (1,460,337)           380,651           (1,079,686)

Distributions                                    (7,080,920)          (786,768)          (7,867,688)

Partners' capital (deficiency)
   at October 31, 1995                          120,258,181         (3,537,743)         116,720,438

Net loss                                         (7,031,435)          (781,271)          (7,812,706)

Distributions                                   (17,567,356)          (759,029)         (18,326,385)

Partners' capital (deficiency)
   at October 31, 1996                         $ 95,659,390        $(5,078,043)        $ 90,581,347












                     See accompanying notes to consolidated financial statements.
/TABLE

                                    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  For the years ended October 31, 1996, 1995 and 1994
                                                                        1996              1995              1994
Cash flows from operating activities:
Net (loss) income                                                   $ (7,812,706)     $ (1,079,686)      $ 3,961,466
  Adjustments to reconcile net (loss) income
  to net cash provided by operating activities:
     Depreciation                                                      5,011,419         6,053,280         6,309,155
     Amortization                                                        537,220           611,819           561,595
     Loss on impairment of real estate                                11,870,000              -                 -
     Loss on write-down of real estate held for sale                       -             4,886,200              -
     Minority interest in joint venture's operations                     589,362           474,263           586,104
     Equity in earnings of Taxter joint venture                         (250,109)         (306,711)         (346,296)
     (Increase) decrease in operating assets:
       Deferred leasing commissions                                     (713,636)       (1,299,609)         (113,416)
       Other assets                                                      372,484           519,000         1,018,336
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued liabilities                          406,464           (25,742)         (282,810)
       Security deposits                                                 (64,299)          (14,573)          (69,077)

         Net cash provided by operating activities                     9,946,199         9,818,241        11,625,057

Cash flows from investing activities:
  Additions to real estate                                            (6,112,900)       (1,314,951)       (2,367,774)
  Cost recoveries on real estate                                           -                27,114           835,000
  Distributions from Taxter joint venture                                349,775           502,174           461,460
  Investment in Taxter joint venture                                     (64,009)         (166,691)         (227,576)
  Proceeds from disposition of real estate
     held for sale                                                    10,769,096              -                -

         Net cash provided by (used in) investing activities           4,941,962          (952,354)       (1,298,890)

Cash flows from financing activities:
  Cash distributions to partners                                     (18,326,385)       (7,867,688)       (5,900,766)
  Repayment of deferred distribution                                       -            (2,784,417)         (928,139)
  Additional investment by minority interest                             130,576           387,503            11,557
  Minority interests in joint venture's distributions                   (922,699)         (989,365)       (1,162,129)

         Net cash used in financing activities                       (19,118,508)      (11,253,967)       (7,979,477)

(Decrease) increase in cash and cash equivalents                      (4,230,347)       (2,388,080)        2,346,690

Cash and cash equivalents at beginning
  of year                                                              7,424,199         9,812,279         7,465,589

Cash and cash equivalents at end of year                            $  3,193,852      $  7,424,199      $  9,812,279

  Supplemental disclosure of non-cash investing activities:

     Reclassification of real estate held for sale:
       Real estate, at cost
         Land                                                       $  2,831,536      $  2,300,000       $      -
         Buildings and improvements                                   31,438,921        17,397,188              -
         Accumulated depreciation                                    (11,852,787)       (4,041,892)             -
         Loss on write-down of real estate held
           for sale                                                        -            (4,886,200)            -
         Real estate held for sale                                  $ 22,417,670      $ 10,769,096       $     -
                             See accompanying notes to consolidated financial statements.
/TABLE

                    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            October 31, 1996, 1995 and 1994

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

2.  Summary of Significant Accounting Policies

The financial statements include the accounts of the Partnership and the Century Square and Framingham Corporate Center joint ventures on a consolidated basis. The Partnership owns a 75% general partnership interest in Century Square; an affiliate of the partnership, Dean Witter Realty Income Partnership I, L.P., owns the remaining 25% general partnership interest. The Partnership owns a 95% general partnership interest in Framingham Corporate Center; the Managing General Partner owns the remaining 5% interest.

The equity method of accounting has been applied to the Partnership's 14.8% interest in the Taxter Corporate Park property because of the Partnership's continuing ability to exert significant influence. Affiliates of the Partnership, Dean Witter Realty Income Partnership III, L.P. and Dean Witter Realty Income Partnership IV, L.P. own the remaining 44.6% and 40.6% general partnership interests, respectively, in the Taxter Corporate Park property.

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

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.
                    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of real estate includes the purchase price paid by the Partnership and acquisition fees and expenses. Costs of improvements to the properties are capitalized, and repairs are expensed. Depreciation is recorded on the straight-line method.

At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate and any related assets. As part of this evaluation, the Partnership assesses, among other things, whether there has been a significant decrease in the market value of any of its properties. If events or circumstances indicate that the net carrying value of a property may not be recoverable, the expected future net cash flows from the property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings. The Partnership's accounting policy complies with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of October 31, 1996. The cash flows used to evaluate the recoverability of the properties and to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

Deferred leasing commissions are amortized over the applicable lease terms.

Rental income is accrued on a straight-line basis over the terms of the leases. Accruals in excess of amounts payable by tenants pursuant to their leases (resulting from rent concessions or rents which periodically increase over the term of a lease) are recorded as receivables and included in other assets.
                    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income (loss) per Unit amounts are calculated by dividing net income (loss) allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

For income tax purposes, Partnership results are reported for the calendar year. The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows:
(a) depreciation is calculated using accelerated methods, (b) rental income is recognized based on the payment terms in the applicable leases, and (c) writedowns for impairment of real estate are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $28 million higher than the amounts reported for financial statement purposes.

3.  Partnership Agreement

The Partnership Agreement provides that distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the General Partners.

Sale or financing proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale or financing proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale or financing proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment.

Taxable income generally is allocated in the same proportions as distributions of distributable cash or sale or financing proceeds (except that the General Partner must be allocated at least 1% of taxable income from sales or financings). In the event there is no distributable cash or sale or financing proceeds, taxable income will be allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss will be allocated 90% to the Limited Partners and 10% to the General Partners.



                    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions paid to limited partners include returns of capital per Unit of limited partnership interest of $99.24, $40.00 and $9.86 for the years ended October 31, 1996, 1995 and 1994, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

4.   Real Estate Investments

The locations, years of acquisition and net carrying values of the properties are as follows:

                                  Year of        Carrying Value at October 31,
                                Acquisition        1996                  1995

Framingham Corporate Center,
  Framingham, MA                   1985         $14,184,216          $ 17,006,057
Glenhardie I and II,
  Valley Forge, PA                 1985          10,559,394            14,734,654
Century Square,
  Pasadena, CA                     1985          31,312,446            32,185,831
United Services Life Building,
  Bellevue, Washington
  (see Note 10)                    1986                -               22,732,540
Pavilions at East Lake,
  Atlanta, GA                      1986          10,925,704            13,508,867
                                                $66,981,760          $100,167,949

In the first quarter of fiscal 1996, in accordance with the impairment evaluation policy described in Note 2, the Partnership evaluated the recoverability of its investments in real estate and concluded that, based on revised expectations as to the holding periods of the properties, the Partnership will be unable to recover its investments in the Framingham Corporate Center, Glenhardie Corporate Center I and II and Pavilions at East Lake properties. Accordingly, the Partnership wrote these properties down to their estimated fair values (based on independent appraisals) and recorded losses on impairment of $2,323,000, $3,550,000 and $5,997,000, respectively.

5.  Sale of Real Estate

In the fourth quarter of fiscal 1995, the Partnership determined to sell the Wallkill Plaza shopping center, and in October entered into an agreement with New Plan Realty Trust, an unaffiliated party, to do so. As part of the agreement, two affiliated public partnerships, Dean Witter Realty Income Partnership III, L.P. and

                    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dean Witter Realty Yield Plus L.P., also agreed to sell certain shopping centers owned by them.

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

Because of the sale, the net carrying value of the property was reclassified to real estate held for sale at October 31, 1995, and its carrying value was reduced to approximately $10.8 million, resulting in a loss of approximately $4.9 million. In accordance with the Partnership Agreement, 100% of the loss was allocated to the Limited Partners in 1995. The reduced carrying value represented the cash portion of the sale price, net of closing costs. The portion of the sale price represented by the $1.2 million promissory note has not been recognized in revenue because of the uncertainty of its realization.

The net income from the Wallkill Plaza Shopping Center included in the Partnership's statement of operations in fiscal 1995 was approximately $752,000.

6.  Investment in Joint Venture

Taxter Corporate Park, Westchester County, New York

In 1986, the Partnership purchased a 14.8% general partnership interest in the partnership which owns the property. Affiliates of

                    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Partnership, Dean Witter Realty Income Partnership III, L.P. and Dean Witter Realty Income Partnership IV, L.P. purchased the remaining 44.6% and 40.6% general partnership interests, respectively.

The partners receive cash flow and profits and losses according to their interests.

Summarized balance sheet information of the joint venture are as follows:

                                                                               October 31,
                                                               1996                          1995

        Land and buildings, net                             $17,781,234                  $18,575,100
        Other                                                 1,990,515                    1,427,047

        Total assets                                        $19,771,749                  $20,002,147

        Liabilities                                         $   176,478                  $   165,593
        Partners' capital                                    19,595,271                   19,836,554

        Total liabilities and capital                       $19,770,749                  $20,002,147

Summarized results of the operations of the joint venture are as follows:
                                            Year ended October 31,
                                      1996              1995             1994

Rental income                      $5,954,030        $6,267,312       $6,269,934
Other income                           43,394            92,483           81,301
                                    5,997,424         6,359,795        6,351,235

Property operating
  expenses                          3,111,267         3,168,141        3,020,235
Depreciation and
  amortization                      1,196,229         1,119,284          991,163
                                    4,307,496         4,287,425        4,011,398
Net income                         $1,689,928        $2,072,370       $2,339,837



                    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the investment in joint venture is as follows:
                                            Year ended October 31,
                                      1996              1995             1994
Investment at beginning
  of year                          $2,730,575        $2,759,347       $2,646,935
Equity in earnings                    250,109           306,711          346,296
Distributions                        (349,775)         (502,174)        (461,460)
Additional investments                 64,009           166,691          227,576
Investment at end of year          $2,694,918        $2,730,575       $2,759,347

The accounting policies of the joint venture are the same as those of the Partnership.

7.  Leases

Minimum future rental income under noncancellable operating leases (excluding the leases of real estate held for sale) as of October
31, 1996 is as follows:

          Year ending October 31:
          1997                                          $10,119,623
          1998                                            9,505,910
          1999                                            8,795,025
          2000                                            8,561,372
          2001                                            7,672,096
          Thereafter                                     47,388,014
          Total                                         $92,042,040

The Partnership has determined that all leases relating to its properties are operating leases. The lease terms range from two to twenty years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

8.  Related Party Transactions

An affiliate of the Managing General Partner provided property management services for four properties in 1996, 1995 and 1994. The Partnership paid the affiliate management fees (included in property operating expenses) of approximately $243,000, $296,000 and $295,000 for the years ended October 31, 1996, 1995 and 1994, respectively.

Another affiliate of the Managing General Partner performs administrative functions and processes certain investor and tax information on behalf of the Partnership. For the years ended October 31, 1996, 1995 and 1994, the affiliate was reimbursed approximately $489,000, $522,000 and $523,000, respectively, for

                    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these services. These amounts have been recorded in general and administrative expenses.

As of October 31, 1996, the affiliates were owed approximately
$132,000 for these services.

Through October 31, 1993, the General Partners had deferred receipt of distributions to which they were entitled totaling $3,712,556. Amounts deferred were charged against partners' capital and recorded as liabilities to the General Partners. In fiscal 1995 and 1994, the Partnership repaid $2,784,417 and $928,139, respectively, of these deferred distributions.

9.   Litigation

Various public partnerships sponsored by Dean Witter Realty Inc. (including the Partnership and its Managing General Partner) are defendants in purported class action lawsuits pending in state and federal courts. The complaints allege a number of claims, including breach of fiduciary duty, fraud and misrepresentation, and seek an accounting of profits, compensatory and other damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants are vigorously defending these actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

10.  Subsequent Events

On November 27, 1996, the Partnership paid a cash distribution of $10.34 per Unit. The cash distribution aggregated $2,033,798 with $1,830,418 distributed to the Limited Partners and $203,380 distributed to the General Partners.

In December 1996, the Partnership agreed to sell the United Services Life Building for $33.75 million. Closing of the sale is expected to occur in the second quarter of fiscal 1997. The carrying value of the property has been reclassified to real estate held for sale at October 31, 1996.

                   DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

           None.
                                       PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership is a limited partnership which has no directors or officers.

The directors and executive officers of the Managing General Partner are as follows:
                                                     Position with the
     Name                                         Managing General Partner

     William B. Smith                      Chairman of the Board of Directors
     E. Davisson Hardman, Jr.              President and Director
     Lawrence Volpe                        Controller and Director
     Ronald T. Carman                      Secretary and Director

All of the directors have been elected to serve until the next annual meeting of the shareholder of the Managing General Partner or until their successors are elected and qualify. Each of the executive officers has been elected to serve until his successor is elected and qualifies.

William B. Smith, age 53, is a Managing Director of Dean Witter
Realty Inc. and has been with Dean Witter Realty Inc. since 1982.
He is an Executive Vice President of Dean Witter Reynolds Inc.

E. Davisson Hardman, Jr., age 47, is a Managing Director of Dean
Witter Realty Inc. and has been with Dean Witter Realty Inc. since
1982.

Lawrence Volpe, age 49, is a Director and the Controller of Dean
Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.

Ronald T. Carman, age 45, is a Director and the Secretary of Dean
Witter Realty Inc.  He is a Senior Vice President and Associate
General Counsel of Dean Witter Discover & Co. and Dean Witter
Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.





                    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

ITEM 11.  EXECUTIVE COMPENSATION

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in Item 5 above. The General Partners received cash distributions of $759,029, $786,768 and $590,076 for the years ended October 31, 1996, 1995 and 1994, respectively. In fiscal 1995 and 1994, the Partnership repaid $2,784,417 and $928,139, respectively, of previously deferred distributions owed to the General Partners.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 8 to the consolidated financial statements in Item 8 above.

The directors and officers of the Partnership's Managing General
Partner received no remuneration from the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

    (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

    (b) The directors and executive officers of the Managing General Partner own the following Units as of January 1, 1997:

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







                    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As a result of their being partners of a limited partnership which is the limited partner of the Associate General Partner, certain current and former officers and directors of the Managing General Partner also own indirect general partnership interests in the Partnership. The Partnership Agreement of the Partnership provides that cash distributions and allocations of income and loss to the general partners be distributed or allocated 50% to the Managing General Partner and 50% to the Associate General Partner. The General Partners' share of cash distributions and income or loss is described in Item 5 above.

All of the outstanding shares of common stock of the Managing General Partner are owned by Realty, a Delaware corporation which is a wholly-owned subsidiary of Dean Witter, Discover & Co. The general partner of the Associate General Partner is Dean Witter Realty Income Associates II Inc., which is a wholly-owned subsidiary of the Managing General Partner. The limited partner of the Associate General Partner is LSA 84 II L.P., a Delaware limited partnership. Realty and certain current and former officers and directors of Realty are partners of LSA 84 II L.P. Additional information with respect to the directors and officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 8 to the Consolidated Financial Statements in Item 8 above. The Partnership believes that the payment of fees and the reimbursement of expenses to the General Partners and their affiliates are on terms as favorable as would be obtained from unrelated third parties.

                   DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

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

          (b)     Certificate of Limited Partnership included in
                  Registration Statement Number 2-93207 is incorporated herein by reference.

       (4)(a) Amended and Restated Agreement of Limited Partnership dated as of September 6, 1984 set forth in Exhibit A to the Prospectus included in Registration Statement Number 2-93207 is incorporated herein by reference.

          (b)     Certificate of Limited Partnership included in
                  Registration Statement Number 2-93207 is incorporated herein by reference.

      (10)(a) Purchase and Sale Agreements for properties purchased were filed as Exhibits to Form 8-K on May 24, 1985, July 15, 1985, October 29, 1985, November 15, 1985,
                  February 27, 1986, August 29, 1986, September 4, 1986, December 18, 1986 and December 30, 1986 and are incorporated herein by reference.

          (b) Purchase and Sale Agreement, dated as of October 19, 1995, between Dean Witter Income Partnership II, L.P., Midway Crossing Limited Partnership, Dean Witter Income Partnership III, L.P., Genesee Crossing Limited Partnership, Farmington/9 Mile Associates, a Michigan Limited Partnership, Hampton Crossing Associates, Rochester Hills Limited Partnership, Dean Witter Realty Yield Plus, L.P. and New Plan Realty Trust (including Exhibit J thereto) was filed as an exhibit to Form 8-K on December 11, 1995 and is incorporated herein by reference.

                    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

          (c) First Amendment to Purchase and Sale Agreement, dated as of October 19, 1995, between Dean Witter Income Partnership II, L.P., Midway Crossing Limited Partnership, Dean Witter Income Partnership III, L.P., Genesee Crossing Limited Partnership, Farmington/9 Mile Associates, a Michigan Limited Partnership, Hampton Crossing Associates, Rochester Hills Limited Partnership, Dean Witter Realty Yield Plus, L.P. and New Plan Realty Trust was filed as an exhibit to Form 8-K on December 11, 1995 and is incorporated herein by reference.

      (21) Subsidiaries: Century Square Venture, a California general partnership; Framingham Corporate Center LP, a Massachusetts limited partnership.

       (27)       Financial Data Schedule.

(b)   Reports on Form 8-K -
      No Forms 8-K were filed by the Partnership during the last quarter of the period covered by this report.

                                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                October 31, 1996

SCHEDULE III
                          Initial cost to Partnership (A)
                                                                                           Cost
                                                                                        Capitalized
                                          Building and                                 Subsequent to
Description                Land           Improvements              Total               Acquisition
Office Building
Framingham, MA           $2,061,399        $21,369,446            $23,430,845          $ 6,947,319

Office Buildings
Valley Forge, PA          2,000,000         16,534,152             18,534,152            3,384,147

Office Building
Pasadena, CA              6,429,000         33,907,000             40,336,000            4,400,211

Office Building
Bellevue, WA (D)          2,831,536         25,483,828             28,315,364            5,955,093

Shopping Center
Atlanta, GA               2,500,000         13,858,607             16,358,607            4,425,248

                        $15,821,935       $111,153,033           $126,974,968          $25,112,018

                                                     Gross Amount at which
                                                   Carried at End of Period (B)

                          Reduction                               Building and
Description                in Value           Land                Improvements            Total
Office Building
Framingham, MA          $ (2,323,000)1    $ 1,829,099             $26,226,065           $28,055,164

Office Buildings
Valley Forge, PA          (3,550,000)1      1,645,000              16,723,299            18,368,299

Office Building
Pasadena, CA                                6,429,000              38,307,211            44,736,211

Office Building
Bellevue, WA (D)         (34,270,457)2          -                      -                     -

Shopping Center
Atlanta, GA               (5,997,000)1      1,900,300             12,886,555             14,786,855
                        $(46,140,457)     $11,803,399            $94,143,130           $105,946,529

1.  Loss on impairment of real estate.

2.  Reclassified to real estate held for sale.

SCHEDULE III (continued)
                                                                                        Life on which
                                                                                         Depreciation
                                                                                       in Latest Income
                          Accumulated           Date of             Date                 Statement is
Description             Depreciation(C)    Construction          Acquired                  Computed
Office Building
Framingham, MA          $13,870,948              1984            May 1985                  5-40 years

Office Buildings
Valley Forge, PA          7,808,905              1979            July 1985                 5-40 years
                                                 1982            November 1985
Office Building
Pasadena, CA             13,423,765              1984            October 1985              5-40 years

Office Building
Bellevue, MA (D)             -                   1982            September 1986            5-40 years

Shopping Center
Atlanta, GA               3,861,151              1986            December 1986             5-40 years
                        $38,964,769


Notes:

(A)   The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses.  There is no difference between cost for financial reporting purposes and cost for federal income tax purpose.

(B)   Reconciliation of real estate owned
         at October 31:                                 1996              1995              1994
      Balance at beginning of period               $ 145,974,086     $164,357,368      $162,989,118

      Additions (deletions) during period:
        Improvements                                   6,112,900        1,314,951         2,367,774
        Cost recovery on capital improvements               -             (27,114)         (835,000)
        Loss on impairment of real estate            (11,870,000)            -                -
        Write-offs due to lease expirations                 -                -             (164,524)
        Reclassified to real estate held
         for sale                                    (34,270,457)     (19,671,119)            -
      Balance at end of period                     $ 105,946,529     $145,974,086      $164,357,368

(C)   Reconciliation of accumulated depreciation:
        Balance at beginning of period              $ 45,806,137     $ 43,775,258      $ 37,630,627
        Additions (deletions) during period:
         Depreciation expense                          5,011,419        6,053,280         6,309,155
         Write-offs due to lease expirations                -                -             (164,524)
         Reclassified to real estate held
           for sale                                  (11,852,787)      (4,022,401)             -
         Balance end of period                      $ 38,964,769     $ 45,806,137      $ 43,775,258

(D)   In December 1996, the Partnership agreed to sell this building.  Carrying value reclassified as real estate held for sale.
/TABLE

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

DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

By:    Dean Witter Realty Income Properties II Inc.
       Managing General Partner


By:    /s/E. Davisson Hardman, Jr.               Date:  January 29, 1997
       E. Davisson Hardman, Jr.
       President


By:    /s/Lawrence Volpe                          Date:  January 29, 1997
       Lawrence Volpe
       Controller
       (Principal Financial and Accounting Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES II INC.
Managing General Partner


/s/William B. Smith                                      Date:  January 29, 1997
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                              Date:  January 29, 1997
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                                        Date:  January 29, 1997
Lawrence Volpe
Director


/s/Ronald T. Carman                                      Date:  January 29, 1997
Ronald T. Carman
Director
                  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                      Year Ended October 31, 1996


                                             Exhibit Index


       Exhibit
         No.                        Description

         27                    Financial Data Schedule



































                                                  E1