Form 10-Q
period 1997-01-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 1997-03-14
CIK 752744

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C.  20549

                                                  FORM 10-Q

[ X ]                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                  THE SECURITIES EXCHANGE ACT OF 1934
                                 For the period ended January 31, 1997

                                                     OR

[   ]                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ________ to ________.

                                       Commission File Number 0-18146

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

                                                    10048
                                                 (Zip Code)

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

                                         CONSOLIDATED BALANCE SHEETS

[CAPTION]

                                                                      January 31,              October 31,
                                                                          1997                    1996
                                   ASSETS
Cash and cash equivalents                                            $  3,188,203             $  3,193,852

Real estate:
  Land                                                                  5,374,399               11,803,399
  Buildings and improvements                                           55,852,858               94,143,130
                                                                       61,227,257              105,946,529
  Accumulated depreciation                                             25,989,715               38,964,769
                                                                       35,237,542               66,981,760

Real estate held for sale                                              53,434,820               22,417,670

Investment in joint venture                                             2,659,208                2,694,918

Deferred leasing commissions, net                                       2,166,208                2,185,691

Other assets                                                            2,781,749                2,845,165

                                                                     $ 99,467,730             $100,319,056



                                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                             $    811,458             $  1,121,405

Security deposits                                                         194,383                  192,459

Minority interests in joint ventures                                    8,378,496                8,423,845
                                                                        9,384,337                9,737,709

Partners' capital (deficiency):
  General partners                                                     (5,127,839)              (5,078,043)
  Limited partners ($1,000 per Unit,
     177,023 Units issued)                                             95,211,232               95,659,390

         Total partners' capital                                       90,083,393               90,581,347

                                                                     $ 99,467,730             $100,319,056





                        See accompanying notes to consolidated financial statements.
/TABLE

                      DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three months ended January 31, 1997 and 1996

[CAPTION]

                                                        1997               1996
Revenues:
  Rental                                             $4,240,916        $  4,327,918
  Equity in earnings of joint venture                    62,900              71,417
  Interest and other                                     49,603             308,409
                                                      4,353,419           4,707,744

Expenses:
  Property operating                                  1,599,045           1,477,004
  Depreciation                                          744,007           1,319,020
  Amortization                                          139,490             124,709
  General and administrative                            191,413             188,254
  Loss on impairment of real estate                       -              11,870,000
                                                      2,673,955          14,978,987

Income (loss) before minority interest                1,679,464         (10,271,243)

Minority interest                                       143,620             158,422

Net income (loss)                                    $1,535,844        $(10,429,665)

Net income (loss) allocated to:
  Limited partners                                   $1,382,260        $ (9,386,699)
  General partners                                      153,584          (1,042,966)

                                                     $1,535,844        $(10,429,665)

Net income (loss) per Unit of limited
  partnership interest                                    $7.81             $(53.03)

















               See accompanying notes to consolidated financial statements.
/TABLE

             DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                        CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                            Three months ended January 31, 1997
[CAPTION]


                                              Limited        General
                                             Partners        Partners          Total
Partners' capital (deficiency)
  at November 1, 1996                      $95,659,390     $(5,078,043)     $90,581,347

Net income                                   1,382,260         153,584        1,535,844

Cash distributions                          (1,830,418)       (203,380)      (2,033,798)

Partners' capital (deficiency)
  at January 31, 1997                      $95,211,232     $(5,127,839)     $90,083,393































               See accompanying notes to consolidated financial statements.
/TABLE

                DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Three months ended January 31, 1997 and 1996
[CAPTION]

                                                                           1997              1996
Cash flows from operating activities:
Net income (loss)                                                      $  1,535,844      $(10,429,665)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation                                                          744,007         1,319,020
      Amortization                                                          139,490           124,709
      Loss on impairment of real estate                                        -           11,870,000
      Minority interests in joint ventures'
        operations                                                          143,620           158,422
      Equity in earnings of Taxter joint venture                            (62,900)          (71,417)
      (Increase) decrease in operating assets:
        Deferred leasing commissions                                       (120,007)         (167,788)
        Other assets                                                         63,416           142,197
      (Decrease) increase in operating liabilities:
         Accounts payable and accrued liabilities                          (309,947)           63,937
         Security deposits                                                    1,924           (28,345)

              Net cash provided by operating activities                   2,135,447         2,981,070

Cash flows from investing activities:
  Additions to real estate                                                  (16,939)         (698,667)
  Distributions from Taxter joint venture                                   104,963           113,675
  Investments in Taxter joint venture                                        (6,353)          (15,154)
  Proceeds from disposition of real estate held for sale                       -           10,769,096

              Net cash provided by investing activities                      81,671        10,168,950

Cash flows from financing activities:
  Cash distributions to partners                                         (2,033,798)       (1,966,922)
  Additional investment by minority interest                                   -               96,319
  Minority interest in joint ventures' distributions                       (188,969)         (193,625)

              Net cash used in financing activities                      (2,222,767)       (2,064,228)

(Decrease) increase in cash and cash equivalents                             (5,649)       11,085,792

Cash and cash equivalents at beginning of period                          3,193,852         7,424,199

Cash and cash equivalents at end of period                             $  3,188,203      $ 18,509,991

Supplemental disclosure of non-cash investing activities:

  Reclassification of real estate held for sale:
    Real estate, at cost
      Land                                                             $  6,429,000
      Buildings and improvements                                         38,307,211
      Accmulated depreciation                                           (13,719,061)

      Real estate held for sale                                        $ 31,017,150

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

The financial statements include the accounts of the Partnership and the Century Square and Framingham Corporate Center joint ventures on a consolidated basis. The equity method of accounting has been applied to the Partnership's 15% interest in the Taxter Corporate Park property because of the Partnership's continuing ability to exert significant influence over Taxter.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax reporting purposes.

Net income (loss) per Unit of limited partnership interest amounts are calculated by dividing net income (loss) allocated to Limited
Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the loss on impairment of real estate in 1996, such adjustments consist only of normal recurring accruals.

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1996. Operating results of interim periods may not be indicative of the operating results for the entire year.

2.  Real Estate Held for Sale

In December 1996, the Partnership agreed to sell the United Services Life property for $33,750,000. The proceeds from the sale, net of closing costs, were approximately $32,400,000.

In February 1997, the partnership which owns the Century Square office building (which is owned 75% by the Partnership and 25% by Dean Witter Realty Income Partnership I, L.P., an affiliated partnership) agreed to sell the building for $41,500,000. Closing of the sale is expected to occur in the third quarter of fiscal 1997. At January 31, 1997, the carrying value of the property (approximately $31.0 million) has been reclassified to real estate held for sale.
3.  Related Party Transactions

An affiliate of the Managing General Partner provided property management services for three and four properties in 1997 and 1996, respectively. The Partnership incurred management fees of approximately $58,000 and $68,000 for the three months ended January 31, 1997 and 1996, respectively.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the three months ended January 31, 1997 and 1996, the Partnership incurred approximately $112,000 and $127,000, respectively, for these services.

As of January 31, 1997, the affiliates were owed a total of approximately $122,000 for these services.

4.  Litigation

Various public partnerships sponsored by Dean Witter Realty Inc. (including the Partnership and its Managing General Partner) are defendants in purported class actions lawsuits pending in state and federal courts. The complaints allege a number of claims, including breach of fiduciary duty, fraud and misrepresentation, and seek an accounting of profits, compensatory and other damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants are vigorously defending these actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

5.  Subsequent Distributions

On February 27, 1997, the Partnership paid a cash distribution of $10.34 per Unit. The cash distribution aggregated $2,033,798, with $1,830,418 distributed to the Limited Partners and $203,380 distributed to the General Partners.

On March 10, 1997, the Partnership distributed approximately
$32,400,000 ($183.00 per Unit), the net sales proceeds from the sale of the United Services Life building. The distribution was paid
100% to the Limited Partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership raised $177,023,000 in a public offering which was terminated in 1985. The Partnership has no plans to raise additional capital.

The Partnership purchased five properties (one sold in May 1993, one sold in December 1995, and one sold in February 1997) and made three investments in partnerships (the sole property held by one of the partnerships is currently under contract to be sold) on an all-cash basis. The Partnership's acquisition program has been completed.
No additional investments are planned.

In most regions of the country, continued restraint of new office construction and steady leasing have reduced office supply in office markets, and, in certain areas, rental rates are rising. Some office markets are faring better than others. Currently, vacancy is approximately 8% in the Boston suburban market, the location of Framingham Corporate Center, and 12% in suburban Philadelphia, the location of the Glenhardie Corporate Center buildings. Vacancy in the overall office market in Westchester County, New York, the location of Taxter Corporate Park, is approximately 24%. Office properties in the West are benefiting from expansion by the entertainment, high-technology and telecommunications industries; however, Pasadena, California, the location of the Century Square building, continues to be negatively impacted by corporate mergers and consolidations. In the retail sector, a changing tenant base caused by the domination of certain power center tenants coupled with bankruptcies and major restructuring of other tenants and reduced consumer spending have resulted in higher vacancies and stagnant rents at many retail properties.

The closing of the sale of the United Services Life office building occurred on February 28, 1997. The Partnership received approximately $32,400,000, net of closing costs. In accordance with the provisions of the Partnership Agreement, the net sales proceeds (approximately $183.00 per Unit) were distributed 100% to the Limited Partners in March 1997. In the first quarter of fiscal 1997, the Partnership's cash flow from operations of the building was approximately $760,000.

In February 1997, the partnership which owns the Century Square office building agreed to sell the building for $41,500,000. The Partnership's share of the sales proceeds, net of closing costs, is expected to be approximately $29.7 million (after minority interest share). The Partnership's cash flow from this property (net of minority interest) was approximately $2,930,000 in 1996 and $683,000 during the first quarter of 1997.

Barring a change in circumstances, the Managing General Partner currently expects to market for sale the Partnership's remaining office properties and the Pavilions at East Lake shopping center during fiscal 1997 and 1998, with the objective of completing sales of all of the Partnership's properties by the end of fiscal year 1998. However, there is no assurance that the Partnership will be able to achieve these objectives.

The Partnership's liquidity depends on the cash flow from operations of its properties, expenditures for building improvements and tenant improvements and leasing commissions in connection with the leasing of space. During the quarter ended January 31, 1997, all of the Partnership's properties and its joint venture investment generated positive cash flow from operations, and the Partnership expects that they will continue to do so in 1997.

The Partnership's liquidity is also affected by the sale of Partnership properties. Because the Partnership sold the United Services Life property in February 1997 and expects to sell other properties in fiscal 1997, Partnership cash from operations available for distribution will decline during the remainder of 1997 and thereafter. As a result of the absence of operating cash flow from the United Services life property, the Partnership will decrease its quarterly cash distribution from $10.34 per Unit to $8 per Unit (a 5% rate on the gross offering proceeds attributable to the Partnership's remaining investments), beginning with the second quarter distribution payable May 1997.

During the quarter ended January 31, 1997, the Partnership's cash flow from operations and investing activities approximated the sum of distributions to partners and minority interest share of distributions from the Century Square property. During the remainder of 1997, the Partnership expects that cash flow from operations (net of minority interest share) and distributions received from its joint venture investment will exceed distributions to partners (other than distributions of net proceeds from property sales); the Partnership expects to fund a portion of 1997 capital expenditures from cash reserves. The Partnership believes cash reserves will be sufficient for its future needs.

As of January 31, 1997, the Partnership has commitments to fund capital expenditures of approximately $250,000, primarily for tenant-related capital expenditures at the Glenhardie property.
These expenditures will be funded from cash from operations and cash reserves.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.


On February 27, 1997, the Partnership paid the first quarter cash distribution of $10.34 per Unit. The total distribution aggregated $2,033,798 with $1,830,418 distributed to the Limited Partners and $203,380 distributed to the General Partners.

On March 10, 1997, the Partnership distributed approximately
$32,400,000 ($183.00 per Unit), the net sales proceeds from the sale of the United Services Life building. The distribution was paid
100% to Limited Partners.

Operations

Fluctuations in the Partnership's operating results for the three-month period ended January 31, 1997 compared to 1996 were primarily attributable to the following:

No individual factor accounted for a significant change in equity in earnings of joint venture, property operating expenses, amortization expense and general and administrative expenses from 1996 to 1997.

Rental revenue decreased in 1997 compared to 1996 by approximately $369,000 because of the sale of the Wallkill Plaza shopping center in December 1995. This decrease was partially offset by higher rental income at the Partnership's other properties; no individual property accounted for a material increase.

Interest and other income was higher in 1996 than 1997 because of interest earned on the cash proceeds from the sale of Wallkill Plaza until such cash was distributed to Limited Partners in March 1996, and because of lease termination income of approximately $100,000 paid by A&P in 1996 for canceling its lease at Pavilions at East Lake.

Depreciation decreased in 1997 compared to 1996 by approximately $336,035 because no depreciation was taken on the United Services Life property in 1997 prior to its sale and due to lower depreciation at Framingham Corporate Center and Glenhardie Corporate Center I and II due to the writedown of these properties in 1996.

In the first quarter of fiscal 1996, the Partnership recorded losses on impairment of the Framingham Corporate Center, Glenhardie
Corporate Center I and II and Pavilions at East Lake properties totalling $11,870,000.

A summary of the markets in which the Partnership's properties are located and the performance of each property is as follows:

The vacancy rate in the office market in Framingham, Massachusetts, a suburb of Boston and the location of Framingham Corporate Center, has recently increased to approximately 8%. The Partnership believes that this increase in vacancy is temporary because expansion by engineering, software, financial consulting and health care companies is fueling demand for office space in this area, and rental rates are rising. During the first quarter of 1997, occupancy at the property decreased slightly from 97% to 94%. The Partnership expects that rental rates on renewals and new leases will continue to increase at the property in the near future. No significant leases at the property are scheduled to expire before 2001.

The overall vacancy level in the office market in Westchester County, New York, the location of Taxter Corporate Park is currently 24%, and the vacancy level in the west Westchester market in which the building is located is 15%. The Partnership believes it is unlikely that the vacant space will be absorbed in the market for several years. However, during the first quarter of 1997, occupancy at the property remained at 99%. Leases aggregating approximately 14% of the property's space expire in 1998.

The vacancy rate in Valley Forge, Pennsylvania, the location of the Glenhardie property, has recently decreased from 16% to 12%. During the first quarter of 1997, occupancy of the property decreased from 100% to 81% as USERS, Inc. vacated its space (for approximately 27% of the property's space) early. The Partnership re-leased 9% of the property's space in the first quarter to an existing tenant and is in negotiations with a replacement tenant for the remaining vacant space. The Partnership expects its will release all of the USERS' space at a higher rental rate. Leases on approximately 10% and 44% of the space expire during the remainder of 1997 and in 1998, respectively.

In Pasadena, California, the location of the Century Square office building, the overall office market vacancy rate is approximately 15%. However, Century Square remained 100% leased during the first quarter. The leases of the property's largest tenant, Countrywide Credit (which occupies 84% of the property's space), expire in 2010. Countrywide is negotiating to sublease an additional 9% of the property's space from an existing tenant. No other tenants occupy more than 10% of the property. As described above, the partnership which owns the property has agreed to sell it.

The Pavilions at East Lake shopping center is located in a suburb of Atlanta which currently has a vacancy rate of 5%. Rental rates in this market are stable. During the first quarter of 1997, occupancy at the property increased to 78%. Shopper traffic has increased at the property as a result of the new lease with Kroger, and Kroger's presence at the property is enabling the Partnership to increase rental rates on new leases. No significant leases expire in the near future.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits
              An exhibit index has been filed as part of this Report on Page E1.

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


                                          Dean Witter Realty Income
                                            Partnership II, L.P.


                                          By: Dean Witter Realty Income
                                             Properties II Inc.
                                             Managing General Partner



Date:  March 17, 1997               By:   /s/E. Davisson Hardman, Jr.

                                          E. Davisson Hardman, Jr.
                                          President



Date:  March 17, 1997               By:   /s/Lawrence Volpe
                                          Lawrence Volpe
                                          Controller
                                          (Principal Financial and Accounting
                                           Officer)

                         Dean Witter Realty Income Partnership II, L.P.

                                  Quarter Ended January 31, 1997


                                         Exhibit Index





Exhibit
  No.                               Description

 27                          Financial Data Schedule






































                                                             E1