Form 10-Q
period 1997-04-30
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 1997-06-16
CIK 752744

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended April 30, 1997

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

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
                   CONSOLIDATED BALANCE SHEETS
                                           April 30, October 31,
                                             1997        1996

                             ASSETS
Cash   and   cash   equivalents                   $33,348,325   $
3,193,852

Real estate:
       Land                                             5,374,399
11,803,399
    Buildings    and   improvements                    55,952,163
94,143,130
                                                       61,326,562
105,946,529
     Accumulated    depreciation                       26,452,909
38,964,769
                                                       34,873,653
66,981,760

Real estate held for sale                        -     22,417,670

Investment    in    joint   venture                     2,646,111
2,694,918

Deferred    leasing   commissions,    net                 668,198
2,185,691

Other       assets                                      1,325,476
2,845,165
                                                      $72,861,763
$100,319,056

                LIABILITIES AND PARTNERS' CAPITAL

Accounts   payable  and  accrued  liabilities    $    898,633   $
1,121,405

Security      deposits                                    160,564
192,459

Minority interests in joint ventures              -     8,423,845

                                                        1,059,197
9,737,709

Partners' capital (deficiency):
     General    partners                              (5,199,503)
(5,078,043)
  Limited  partners  ($1,000  per  Unit,  177,023  Units  issued)
77,002,069                                   95,659,390

     Total    partners'   capital                      71,802,566
90,581,347
                                                      $72,861,763
$100,319,056
  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

       Three and six months ended April 30, 1997 and 1996


                             Three months ended           Six
months ended
                                 April 30,           April 30,
                              1997     1996       1997     1996
Revenues:
 Rental                    $ 3,241,040        $3,713,713    $
7,481,956                  $ 8,041,631
 Gain on sales of real estate        16,968,609             -
16,968,609                        -
 Equity in earnings of joint venture               34,700
72,769                          97,600            144,186
 Interest and other            190,420           487,766
240,023                        796,175

                            20,434,769         4,274,248
24,788,188                   8,981,992

Expenses:
 Property operating          1,314,549         1,550,920
2,913,594                    3,027,924
 Depreciation                  463,194         1,221,116
1,207,201                    2,540,136
 Amortization                   60,991           137,336
200,481                        262,045
 General and administrative             166,928           195,116
358,341                        383,370
 Loss on impairment of real estate         -       -         -
11,870,000
                             2,005,662         3,104,488
4,679,617                   18,083,475

Income (loss) before minority interest         18,429,107
1,169,760                   20,108,571         (9,101,483)

Minority interest            2,282,329           146,683
2,425,949                      305,105

Net income (loss)          $16,146,778         $1,023,077
$17,682,622                $(9,406,588)

Net income (loss) allocated to:
 Limited partners          $16,015,449        $  920,769
$17,397,709                $(8,465,929)
 General partners              131,329            102,308
284,913                       (940,659)
                           $16,146,778         $1,023,077
$17,682,622                $(9,406,588)

Net income (loss) per Unit of limited
 partnership interest           $90.47             $5.20
$98.28                         $(47.82)





  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                 Six months ended April 30, 1997


                                   Limited   General
                                   Partners            Partners
Total
Partners' capital (deficiency)
 at November 1, 1996             $ 95,659,390        $(5,078,043)
$ 90,581,347

Net income                         17,397,709            284,913
17,682,622

Cash distributions                (36,055,030)          (406,373)
(36,461,403)

Partners' capital (deficiency)
 at April 30, 1997               $ 77,002,069        $(5,199,503)
$ 71,802,566


























  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

            Six months ended April 30, 1997 and 1996
                                               1997        1996
Cash flows from operating activities:
Net income (loss)                          $ 17,682,622     $
(9,406,588)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation                               1,207,201
2,540,136
   Amortization                                 200,481
262,045
   Loss on impairment of real estate              -    11,870,000
   Minority interests in joint venture        2,425,949
305,105
   Gain on sales of real estate             (16,968,609)
-
   Equity in earnings of Taxter joint venture
(97,600)                                       (144,186)
   (Increase) decrease in operating assets:
     Deferred leasing commissions              (125,201)
(398,547)
     Other assets                               (66,241)
332,159
   (Decrease) increase in operating liabilities:
     Accounts payable and accrued liabilities
(123,839)                                       (80,097)
     Security deposits                            8,837
(68,504)

       Net cash provided by operating activities        4,143,600
5,211,523

Cash flows from investing activities:
 Additions to real estate                      (138,480)
(2,180,510)
 Proceeds from sales of real estate          73,346,016
10,769,096
 Minority interest in proceeds from sale of real estate
(10,446,817)                                       -
 Distributions from Taxter joint venture        157,493
191,298
 Investments in Taxter joint venture            (11,086)
(27,095)

       Net cash provided by investing activities       62,907,126
8,752,789

Cash flows from financing activities:
 Cash distributions to partners             (36,461,403)
(14,669,975)
 Additional investment by minority interest                 5,559
107,480
 Minority interest in joint ventures' distributions
(440,409)                                      (363,526)

       Net cash used in financing activities
(36,896,253)                                (14,926,021)

Increase(decrease) in cash and cash equivalents        30,154,473
(961,709)

Cash and cash equivalents at beginning of period        3,193,852
7,424,199

Cash and cash equivalents at end of period $ 33,348,325     $
6,462,490
  See accompanying notes to consolidated financial statements.

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

     In  the  opinion  of management, the  accompanying
     financial statements, which have not been audited,
     include   all  adjustments  necessary  to  present
     fairly the results for the interim period. Except for the losses on impairment of real estate in 1996 and gains on real estate sales in 1997 and 1996, such adjustments consist only of normal recurring accruals.
         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

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

     2.                                   Real Estate

     In  February 1997, the Partnership sold the United
     Services  Life  property  for  $33,750,000.    The
     proceeds from the sale, net of closing costs, were approximately $32,400,000.

     On  April 10, 1997, Century Square Venture  (which
     is  owned 75% by the Partnership and 25%  by  Dean
     Witter  Realty  Income  Partnership  I,  L.P.,  an
     affiliated  public partnership) sold  the  Century
     Square  property for $41.5 million.  The  purchase
     price   was   paid  in  cash  at   closing.    The
     Partnership received approximately $30.6 million, representing its 75% share of the cash received by Century Square Venture net of closing costs.

     3.                                   Related Party
     Transactions

     An  affiliate  of  the  Managing  General  Partner
     provided  property management services  for  three
     and    four   properties   in   1997   and   1996,
     respectively. The Partnership incurred management fees of approximately $115,000 and $126,000 for the six months ended April 30, 1997 and 1996, respectively.

     Another  affiliate of the Managing General Partner
     performs   administrative   functions,   processes
     investor transactions and prepares tax information for the Partnership. For the six months ended
     April 30, 1997 and 1996, the Partnership incurred approximately $207,000 and $248,000, respectively, for these services.


         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

           Notes to Consolidated Financial Statements

     As  of April 30, 1997, the affiliates were owed  a
     total   of   approximately  $140,000   for   these
     services.

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

     5.                                   Distributions

     On March 10, 1997, the Partnership distributed approximately $32,400,000 ($183.00 per Unit), the net sales proceeds from the sale of the United
     Services Life property.  The distribution was paid
     100% to the Limited Partners.

     On  May  28,  1997, the Partnership  paid  a  cash
     distribution   of  $8.00  per  Unit.    The   cash
     distribution    aggregated    $1,573,538,     with
     $1,416,184 distributed to the Limited Partners and $157,354 distributed to the General Partners.

     On  May  28,  1997,  the  Partnership  distributed
     approximately $30,600,000 ($173.04 per Unit),  the
     net  sales  proceeds from the sale of the  Century
     Square  property.  The distribution was paid  100%
     to the Limited Partners.

     ITEM 2.                              MANAGEMENT'S
     DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
     OPERATIONS

     Liquidity and Capital Resources

     The  Partnership raised $177,023,000 in  a  public
     offering  which  was  terminated  in  1985.    The
     Partnership has no plans to raise additional capital.

     The  Partnership  purchased five  properties  (one
     sold  in May 1993, one sold in December 1995,  one
     sold in February 1997, and one sold in April 1997)
     and  made three investments in partnerships on  an
     all-cash  basis.   The  Partnership's  acquisition
     program   has   been  completed.   No   additional
     investments are planned.

     The  economic expansion continues and has provided
     for  a rebound in the commercial property markets.
     Employment growth has pushed up demand for  office
     space.   The steady demand and the limited  amount
     of speculative office construction has resulted in falling vacancies, rising rents and increasing property values in many markets. In the retail sector, a changing tenant base caused by the domination of certain power center tenants coupled with bankruptcies and major restructuring of other tenants and reduced consumer spending continues to result in higher vacancies and stagnant rents at many retail properties.

     The  United Services Life office building was sold
     for   $33,750,000  on  February  28,  1997.    The
     Partnership   received   cash   at   closing    of
     approximately  $32,400,000, net of closing  costs.
     In   accordance   with  the  provisions   of   the
     Partnership  Agreement,  the  net  sales  proceeds
     ($183.00  per Unit) were distributed 100%  to  the
     Limited  Partners  in  March 1997  representing  a
     return of capital.  During 1996 and the six months
     ended  April 30, 1997 the Partnership's  aggregate
     cash  flow  from operations from the property  was
     approximately     $2,800,000     and     $900,000,
     respectively.

     The  Century  Square office building was  sold  on
     April  10,  1997.  See Note 2 to the  consolidated
     financial  statements.  In  accordance  with   the
     provisions  of  the  Partnership  Agreement,   the
     Partnership's  share  of the  net  sales  proceeds
     ($173.04  per Unit) was distributed  100%  to  the
     Limited  Partners on May 28, 1997, representing  a
     return  of  capital. The Partnership's  cash  flow
     from this property (net of minority interest)  was
     approximately  $2,930,000 in 1996  and  $1,130,000
     during the six months ended April 30, 1997.

     Barring  a  change in circumstances, the  Managing
     General Partner currently expects to market for sale the Partnership's remaining office properties and the Pavilions at East Lake shopping center during fiscal 1997 and 1998, with the objective of completing sales of all of the Partnership's properties by the end of 1998. However, there is no assurance that the Partnership will be able to achieve these objectives.

     The  Partnership's liquidity depends on  the  cash
     flow    from   operations   of   its   properties,
     expenditures for building improvements and  tenant
     improvements and leasing commissions in connection
     with  the leasing of space.  During the six months
     ended  April  30,  1997, all of the  Partnership's
     properties   and  its  joint  venture   investment
     generated positive cash flow from operations, and the Partnership expects that they will continue to do so in 1997.

     The  Partnership's liquidity is also  affected  by
     the  sale of Partnership properties.  Because  the
     Partnership sold the United Services Life property
     in  February 1997 and the Century Square  property
     in   April   1997,  and  expects  to  sell   other
     properties in 1997 and 1998, Partnership cash from
     operations available for distribution will decline
     during the remainder of 1997 and thereafter.  As a
     result of the absence of operating cash flow  from
     the United Services Life property, the Partnership
     decreased  its  quarterly cash  distribution  from
     $10.34  per Unit to $8 per Unit (a 5% rate on  the
     gross   offering  proceeds  attributable  to   the
     Partnership's remaining investments), beginning with the second quarter distribution paid in May
     1997.

     During  the  quarter  ended April  30,  1997,  the
     Partnership's   cash  flow  from  operations   and
     investing  activities  exceeded  distributions  to
     partners   and   minority   interest   share    of
     distributions  from the Century  Square  property.
     During  the  remainder  of 1997,  the  Partnership
     expects  that  cash flow from operations  (net  of
     minority   interest   share)   and   distributions
     received  from  its joint venture investment  will
     exceed  distributions  to  partners  (other   than
     distributions   of  net  proceeds  from   property
     sales); the Partnership expects to fund a portion of 1997 capital expenditures from cash reserves.
     The Partnership believes cash reserves will be sufficient for its future needs.

     As   of  April  30,  1997,  the  Partnership   has
     commitments   to  fund  capital  expenditures   of
     approximately  $470,000,  primarily  for   tenant-
     related  capital  expenditures at  the  Glenhardie
     (approximately  $240,000) and  Pavilions  at  East
     Lake  (approximately $165,000) properties.   These
     expenditures  will  be  funded  from   cash   from
     operations and cash reserves.

     The decrease in real estate, real estate held for sale, deferred leasing commissions, and other assets is primarily due to the sales of the United
     Services  Life and Century Square office buildings
     (the "Properties Sold").

     Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

     On  May  28, 1997, the Partnership paid the second
     quarter cash distribution of $8.00 per Unit.   The
     total  distribution  aggregated  $1,573,538   with
     $1,416,184 distributed to the Limited Partners and $157,354 distributed to the General Partners.

     Operations

     Fluctuations   in   the  Partnership's   operating
     results for the three- and six-month periods ended
     April 30, 1997 compared to 1996 were primarily attributable to the following:

     No  individual factor accounted for a  significant
     change in equity in earnings of joint venture, and
     general and administrative expenses.
     Rental revenue decreased by approximately $470,000
     during the three-month period primarily due  to  a
     reduction  in revenues of approximately $1,120,000
     related  to the Properties Sold, partially  offset
     by  an  increase in revenues at the  Partnership's
     other  properties. Rental revenue decreased during
     the  six-month period by approximately  $1,350,000
     due  to  the  sale of the Wallkill Plaza  shopping
     center  in  December 1995 and  the  sales  of  the
     Properties  Sold in February 1997 and April  1997;
     this  decrease was offset by higher rental  income
     totaling    approximately    $790,000    at    the
     Partnership's other properties.

     The gain on sales of real estate in 1997 is due to the sales of the Properties Sold.

     Interest    and   other   income   decreased    by
     approximately  $297,000  during  the   three-month
     period  primarily due to lease termination  income
     of  $290,000 paid in the second quarter  1996  for
     tenant   lease  cancellations  at  the  Framingham
     property.  Interest and other income decreased  by
     approximately $456,000 during the six-month period
     because  of  interest earned on the cash  proceeds
     from  the  sale of Wallkill Plaza until such  cash
     was distributed to Limited Partners in March 1996,
     and   because  of  lease  termination  income   of
     approximately $390,000 paid in 1996 for tenant lease cancellations at the Pavilions at East Lake and Framingham properties. This was partially offset by the interest earned on the cash proceeds of the Properties Sold distributed to Limited
     Partners in March and May 1997.

     Property operating expenses decreased during the three-month period primarily due to the sales of the Properties Sold (approximately $170,000) and decreased expenses at the Glenhardie property.
     Property operating expenses decreased during the six-month period ended April 30, 1997 primarily due to the sale of Wallkill Plaza (approximately
     $100,000) and the United Services Life property in February 1997 (approximately $91,000) offset by increased property expenses in the first quarter
     (approximately $102,000) at Century Square.

     Depreciation and amortization decreased primarily due to the sales of the Properties Sold, and due to lower depreciation primarily on the Framingham
     Corporate Center due to the writedown of this property in 1996.

     In   the   first  quarter  of  fiscal  1996,   the
     Partnership recorded losses on impairment of the Framingham Corporate Center, Glenhardie Corporate
     Center I and II and Pavilions at East Lake properties totaling $11,870,000.

     Minority interest increased due to the sale of the Century Square property.

     A   summary   of   the  markets   in   which   the
     Partnership's  properties  are  located  and   the
     performance of each property is as follows:

     The   vacancy  rate  in  the  office   market   in
     Framingham, Massachusetts, a suburb of Boston  and
     the   location  of  Framingham  Corporate  Center,
     remained  at  approximately 8% during  the  second
     fiscal  quarter.  The  expansion  by  engineering,
     software,  financial consulting  and  health  care
     companies  continues  to fuel  demand  for  office
     space  in this area, and rental rates are  rising.
     During  the  second quarter of 1997, occupancy  at
     the  property increased slightly from 94% to  97%.
     The  Partnership  expects  that  rental  rates  on
     renewals  and new leases will continue to increase
     at   the   property  in  the  near   future.    No
     significant leases at the property are scheduled to expire before 2000. The Partnership plans to market the property for sale during the third fiscal quarter of 1997.

     The overall vacancy level in the office market  in
     Westchester  County,  New York,  the  location  of
     Taxter  Corporate  Park remained at  approximately
     24%  in the second fiscal quarter, and the vacancy
     level in the west Westchester market in which  the
     building is located also remained at approximately
     15%.  It is unlikely that the vacant space will be
     absorbed   in   the  market  for  several   years.
     However,  during  the  second  quarter  of   1997,
     occupancy  at the property remained  at  99%.   No
     leases for a significant amount of space expire before 2001.

     The  vacancy  rate in Valley Forge,  Pennsylvania,
     the  location of the Glenhardie property, remained
     at  12% during the second quarter of 1997.  During
     the  first  quarter  of  1997,  occupancy  at  the
     property decreased from 100% to 81% as USERS, Inc.
     vacated  its space (for approximately 27%  of  the
     property's  space)  early.   The  Partnership  re-
     leased 9% of the property's space in the first quarter to an existing tenant and re-leased the remaining space (approximately 18%) during the second quarter to Allstate Insurance Co. at a higher rental rate. Occupancy at the property is currently 100%. Leases on approximately 10% and 44% of the space expire during the remainder of 1997 and in 1998, respectively.

     Century   Square   office  building   located   in
     Pasadena, California was 100% leased during the second quarter of 1997. The property was sold on April 10, 1997. See Note 2 to the consolidated financial statements.

     The  Pavilions  at  East Lake shopping  center  is
     located in a suburb of Atlanta which currently has
     a vacancy rate of 5%.  Rental rates in this market
     are  stable.  During the second quarter  of  1997,
     occupancy    at   the   property    remained    at
     approximately 78%. Shopper traffic has increased at the property as a result of the new lease with Kroger, and Kroger's presence at the property continues to enable the Partnership to increase rental rates on new leases. No significant leases expire until 2016.

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

            b) Reports on Form 8-K.

                 -   Report  dated  February  27,  1997
     reporting  the                 Partnership's  sale
     of   the  United  Services                    Life
     property.

                -  Report  dated April 7, 1997  of  the
     Valuation                  per  Unit  of   Limited
     Partnership  interest  at                  October
     31, 1996.

                - Report dated April 10, 1997 reporting
     the             Partnership's sale of its interest
     in the              Century Square property.

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

                                 Dean   Witter   Realty
     Income
                                 Partnership II, L.P.

                             By:   Dean  Witter  Realty
     Income
                                 Properties II Inc.
                               Managing General Partner



     Date:                 June 16, 1997     By:  /s/E.
     Davisson Hardman, Jr.
                               E. Davisson Hardman, Jr.
                               President



     Date:                   June  16,   1997       By:
     /s/Lawrence Volpe
                               Lawrence Volpe
                               Controller
                               (Principal Financial and
                               Accounting Officer)






    Dean Witter Realty Income Partnership II, L.P.

             Quarter Ended April 30, 1997


                     Exhibit Index





Exhibit
  No.                   Description

 27              Financial Data Schedule





























                          E1