Form 10-Q
period 1997-07-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 1997-09-12
CIK 752744

18





                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended July 31, 1997

                               OR

    [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

                             Page 1

                 PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
                   CONSOLIDATED BALANCE SHEETS
                                            July 31, October 31,
                                              1997       1996
                             ASSETS

Cash and cash equivalents                  $ 1,895,246  $
3,193,852

Real estate:
 Land                                                  5,374,399
11,803,399
 Buildings and improvements                 56,575,476
94,143,130
                                            61,949,875
105,946,529
 Accumulated depreciation                   26,976,423
38,964,769
                                            34,973,452
66,981,760

Real estate held for sale                        -     22,417,670

Investment in joint venture                  2,608,949
2,694,918

Deferred leasing commissions, net              631,954
2,185,691

Other assets                                 1,183,463
2,845,165
                                           $41,293,064
$100,319,056

                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities   $   967,803 $
1,121,405

Security deposits                              157,941
192,459

Minority interests in joint ventures             -      8,423,845

                                             1,125,744
9,737,709
Partners' capital (deficiency):
 General partners                           (5,299,812)
(5,078,043)
 Limited partners ($1,000 per Unit, 177,023 Units issued)
45,467,132                                   95,659,390

  Total partners' capital                   40,167,320
90,581,347
                                           $41,293,064
$100,319,056
  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

       Three and nine months ended July 31, 1997 and 1996


                             Three months ended             Nine
months ended
                                   July 31,            July 31,
                              1997     1996      1997      1996
Revenues:
 Rental                    $ 1,895,730       $4,005,360     $
9,377,686                  $12,046,991
 Gain on sales of real estate             -       -
16,968,609                       -
 Equity in earnings of joint venture              66,411
54,771                         164,011           198,957
 Interest and other            164,597           76,865
404,620                        873,040

                             2,126,738        4,136,996
26,914,926                  13,118,988

Expenses:
 Property operating            756,691        1,525,754
3,670,285                    4,553,678
 Depreciation                  523,515        1,222,714
1,730,716                    3,762,850
 Amortization                   54,576          145,757
255,057                        407,802
 General and administrative             189,611           225,976
547,952                        609,346
 Loss on impairment of real estate        -       -          -
11,870,000

                             1,524,393        3,120,201
6,204,010                   21,203,676

Income (loss) before minority interest           602,345
1,016,795                   20,710,916        (8,084,688)

Minority interest               31,893          144,169
2,457,842                      449,274

Net income (loss)          $   570,452       $  872,626
$18,253,074                $(8,533,962)

Net income (loss) allocated to:
 Limited partners          $   513,407       $  785,363
$17,911,116                $(7,680,566)
 General partners               57,045           87,263
341,958                       (853,396)
                           $   570,452       $  872,626
$18,253,074                $(8,533,962)

Net income (loss) per Unit of
 limited partnership interest       $      2.90        $     4.44
$    101.18                $    (43.39)





  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                 Nine months ended July 31, 1997

                                   Limited   General
                                   Partners  Partners     Total
Partners' capital (deficiency)
 at November 1, 1996               $ 95,659,390
$(5,078,043)                       $ 90,581,347

Net income                           17,911,116
341,958                              18,253,074

Cash distributions                  (68,103,374)
(563,727)                           (68,667,101)

Partners' capital (deficiency)
 at July 31, 1997                  $ 45,467,132
$(5,299,812)                       $ 40,167,320



























  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

            Nine months ended July 31, 1997 and 1996
                                                1997       1996
Cash flows from operating activities:
 Net income (loss)                           $ 18,253,074   $
(8,533,962)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                               1,730,716
3,762,850
     Amortization                                 255,057
407,802
     Loss on impairment of real estate              -
11,870,000
     Minority interest in joint venture         2,457,842
449,274
     Gain on sales of real estate             (16,968,609)
-
     Equity in earnings of Taxter joint venture
(164,011)                                        (198,957)
     (Increase) decrease in operating assets:
      Deferred leasing commissions               (143,534)
(692,725)
      Other assets                                 75,772
409,803
     (Decrease) increase in operating liabilities:
      Accounts payable and accrued liabilities
(86,562)                                           72,258
      Security deposits                             6,214
(70,479)

       Net cash provided by operating activities
5,415,959                                       7,475,864

Cash flows from investing activities:
 Additions to real estate                        (761,793)
(4,404,895)
 Proceeds from sales of real estate            73,346,016
10,769,096
 Minority interest in proceeds from sale of real estate
(10,446,817)                                        -
 Distributions from Taxter joint venture          314,721
278,583
 Investments in Taxter joint venture              (64,741)
(57,619)

       Net cash provided by investing activities
62,387,386                                      6,585,165

Cash flows from financing activities:
 Cash distributions to partners               (68,667,101)
(16,292,645)
 Additional investment by minority interest         5,559
130,576
 Minority interest in joint venture's distributions
(440,409)                                        (656,900)

       Net cash used in financing activities  (69,101,951)
(16,818,969)

Decrease in cash and cash equivalents          (1,298,606)
(2,757,940)

Cash and cash equivalents at beginning of period
3,193,852                                       7,424,199
Cash and cash equivalents at end of period   $  1,895,246   $
4,666,259
  See accompanying notes to consolidated financial statements.

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

In   the   opinion  of  management,  the   accompanying
financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the losses on impairment of real estate in 1996 and gains on real estate sales in 1997, such adjustments consist only of normal recurring accruals.

These   financial   statements  should   be   read   in
conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1996. Operating results of interim periods may not be indicative of the operating results for the entire year.
    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

      Notes to Consolidated Financial Statements

2. Real Estate

In  February  1997,  the Partnership  sold  the  United
Services Life property for $33,750,000. The proceeds from the sale net of closing costs, approximately
$32,400,000, were distributed 100% to the limited partners in March, representing a return of capital of $183 per unit.

On  April  10, 1997, Century Square Venture  (which  is
owned  75%  by the Partnership and 25% by  Dean  Witter
Realty Income Partnership I, L.P., an affiliated public
partnership) sold the Century Square property for $41.5
million.   The  purchase price  was  paid  in  cash  at
closing.  The Partnership received approximately  $30.6
million,  representing  its  75%  share  of  the   cash
received by Century Square Venture net of closing costs. On May 28, 1997, the Partnership distributed the net sales proceeds ($173.04 per Unit) from the sale of the Century Square property representing a return of capital. The distribution was paid 100% to the Limited
Partners.

3. Related Party Transactions

An  affiliate of the Managing General Partner  provided
property  management services for three  properties  in
1997 (subsequent to the sale of Century Square) and for
four  properties  in  1996.  The  Partnership  incurred
management fees of approximately $151,000 and  $183,000
for the nine months ended July 31, 1997 and 1996, respectively.

Another  affiliate  of  the  Managing  General  Partner
performs  administrative functions, processes  investor
transactions  and  prepares  tax  information  for  the
Partnership.  For the nine months ended July  31,  1997
and   1996,   the  Partnership  incurred  approximately
$302,000   and   $369,000,  respectively,   for   these
services.

As of July 31, 1997, the affiliates were owed a total of approximately $152,000 for these services.

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

5. Subsequent Distribution

On  August  27,  1997, the Partnership paid  the  third
quarter cash distribution of $5.51 per Unit.  The  cash
distribution   aggregated  $1,083,774,  with   $975,397
distributed  to  the  Limited  Partners  and   $108,377
distributed to the General Partners.


    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

ITEM 2.                                   MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The   Partnership  raised  $177,023,000  in  a   public
offering which was terminated in 1985. The Partnership has no plans to raise additional capital.

The Partnership purchased five properties (one sold  in
May  1993, one sold in December 1995, and one  sold  in
February   1997)   and   made  three   investments   in
partnerships (one sold in April 1997) on an all-cash basis. The Partnership's acquisition program has been completed. No additional investments are planned.

Most  property  types, except for  retail.  experienced
steady   demand,  declining  vacancies  and  increasing
rents.   Strong job growth, especially in the  business
services  and  technology industries,  and  the  modest
level of new construction, led to strong performance in
the  office  real  estate sector.   Vacancies  in  many
office markets are in the single digits and rents  have
risen   to   levels  that  support  new   construction.
Favorable   market  fundamentals  resulted   in   value
appreciation  as  investors bid for office  properties.
Framingham  Corporate  Center and Glenhardie  Corporate
Center  I  &  II  have a high occupancy level  and  are
located  in  relatively improved office  markets.   The
Partnership  is,  therefore,  currently  marketing  the
Framingham  property for sale and plans to  market  the
Glenhardie  property for sale in the fourth quarter  of
fiscal   1997.   The  Partnership's  remaining   office
property,   Taxter  Corporate  Park,  is   located   in
Westchester, New York where the vacancy level for office properties is approximately 19%. As this market continues to improve, the Partnership plans to market the Taxter property for sale during fiscal 1998.

Overbuilding and retailer failures continued to pose  a
challenge for many retail properties and there is still
an oversupply in many markets.  Rental rates for retail
space  were  stagnant in 1996 and are not  expected  to
rise  significantly  in  1997.   Many  retail  property
owners  are  investing additional  capital  to  improve
their  centers  in  order  to  differentiate  them  and
maintain  a high occupancy level.  At the Partnership's
retail                property,               Pavilions

    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

at   East   Lake,  re-development  is  complete.    The
Partnership is marketing the vacant retail space at this center, especially the second anchor space, and currently plans to market this property for sale in fiscal 1998.

The  United Services Life office building was sold  for
$33,750,000  on  February 28,  1997.   The  Partnership
received  cash at closing of approximately $32,400,000,
net   of   closing  costs.   In  accordance  with   the
provisions of the Partnership Agreement, the net  sales
proceeds  ($183.00 per Unit) were distributed  100%  to
the  Limited  Partners  in March  1997  representing  a
return  of  capital.  During 1996 and the  nine  months
ended  July  31, 1997 the Partnership's aggregate  cash
flow   from   operations   from   the   property    was
approximately $2,800,000 and $900,000, respectively.

The  Century Square office building was sold  on  April
10,  1997.   See  Note 2 to the consolidated  financial
statements.  In accordance with the provisions  of  the
Partnership Agreement, the Partnership's share  of  the
net  sales  proceeds ($173.04 per Unit) was distributed
100%   to  the  Limited  Partners  on  May  28,   1997,
representing a return of capital. The Partnership's cash flow from operations of this property (net of minority interest) was approximately $2,930,000 in 1996 and $1,310,000 during the nine months ended July 31, 1997.

The Managing General Partner is currently marketing for sale the Partnership's Framingham office property and expects to marthe Glenhardie office property for sale in the fourth quarter of fiscal 1997, and the Taxter
Corporate Park and the Pavilions at East Lake shopping center during fiscal 1998, with the objective of completing sales of all of the Partnership's properties by the end of 1998. However, there is no assurance that the Partnership will be able to achieve these objectives.

The  Partnership's liquidity depends on the  cash  flow
from  operations  of its properties,  expenditures  for
building  improvements  and  tenant  improvements   and
leasing  commissions in connection with the leasing  of
space.  During the nine months ended July 31, 1997, all
of  the  Partnership's properties and its joint venture
investment   generated   positive   cash   flow    from
operations,

    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

and the Partnership expects that they will continue to do so in 1997.

The  Partnership's liquidity is also  affected  by  the
sale   of   Partnership   properties.    Because    the
Partnership  sold the United Services Life property  in
February 1997 and the Century Square property in  April
1997, and expects to sell other properties in 1997  and
1998,  Partnership cash from operations  available  for
distribution will decline during the remainder of  1997
and  thereafter.   As  a  result  of  the  absence   of
operating cash flows from the United Services  Life and
Century  Square  properties, the Partnership  decreased
its  quarterly cash distribution from $10.34  to  $8.00
per Unit during the second fiscal quarter, and to $5.51
per  Unit  (a  5%  rate on the gross offering  proceeds
attributable    to    the    Partnership's    remaining
investments)   beginning   with   the   third   quarter
distribution paid in August 1997.

During  the nine months ended July 31, 1997,  excluding
proceeds  and distribution amounts relating to property
sales,  the  Partnership's distributions to  investors,
capital    expenditures,   leasing   commissions    and
contributions to its joint venture exceeded  cash  flow
from   operations  (net  of  minority   interest)   and
distributions  received from its joint  venture.   This
shortfall   was   funded  from  cash   reserves.    The
Partnership  expects to fund a portion of 1997  capital
expenditures  from  cash  reserves.   The   Partnership
believes cash reserves will be sufficient for its future needs.

As of July 31, 1997, the Partnership has commitments to fund capital expenditures of approximately $137,000, primarily for tenant-related capital expenditures at the Glenhardie (approximately $71,000) and Framingham
(approximately $48,000) properties. These expenditures will be funded from cash from operations and cash reserves.

The decrease in real estate, real estate held for sale, deferred leasing commissions, and other assets is primarily due to the sales of the United Services Life and Century Square office buildings (the "Properties
Sold").

    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

On  August  27,  1997, the Partnership paid  the  third
quarter cash distribution of $5.51 per Unit.  The total
distribution   aggregated  $1,083,774   with   $975,397
distributed  to  the  Limited  Partners  and   $108,377
distributed to the General Partners.

Operations

Fluctuations in the Partnership's operating results for
the  three- and nine-month periods ended July 31,  1997
compared to 1996 were primarily attributable to the following:

No individual factor accounted for a significant change in equity in earnings of joint venture, and general and administrative expenses.

Rental  revenue decreased during the three-month period
primarily   due   to  a  reduction   in   revenues   of
approximately  $2.4 million related to  the  Properties
Sold,  partially offset by an increase in  revenues  at
the  Partnership's  other  properties.  Rental  revenue
decreased during the nine-month period by approximately
$2,670,000  due  to  the  sale of  the  Wallkill  Plaza
shopping center in December 1995 and the sales  of  the
Properties  Sold in February 1997 and April 1997;  this
decrease  was  offset by higher rental income  (due  to
rental   rate   and   occupancy   increases)   totaling
approximately $1,090,000 at the Framingham  ($510,000),
Pavilions   at  East  Lake  ($457,000)  and  Glenhardie
Corporate Center ($127,000) properties.

The gain on sales of real estate in 1997 is due to the sales of the Properties Sold.

Interest  and  other income increased by  approximately
$90,000 during the three-month period primarily due  to
interest  earned  on cash proceeds  from  the  sale  of
Century  Square  until  such cash  was  distributed  to
Limited  Partners on May 28, 1997. Interest  and  other
income  decreased by approximately $470,000 during  the
nine-month period, however, due to the absence in  1997
of             a)            interest            earned

    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

on  the  cash proceeds from the sale of Wallkill  Plaza
until such cash was distributed to Limited Partners  in
March   1996,  and  b)  lease  termination  income   of
approximately $390,000 received in 1996 for tenant lease cancellations at the Pavilions at East Lake and Framingham properties. These decreases were partially offset by the interest earned on the cash proceeds of the Properties Sold distributed to Limited Partners in March and May 1997.

Property operating expenses decreased during the three-
month  period  primarily  due  to  the  sales  of   the
Properties Sold. Property operating expenses decreased during the nine-month period primarily due to the sale of Wallkill Plaza (approximately $100,000), and the
Properties Sold (approximately $824,000) offset by increased property expenses at the Framingham property
(approximately $148,000).

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

A summary of the markets in which the Partnership's properties are located and the performance of each property is as follows:

The vacancy rate in the office market in Framingham, Massachusetts, a suburb of Boston and the location of Framingham Corporate Center, decreased to approximately
5% during the second fiscal quarter. The expansion by engineering, software, financial consulting and health care companies has fueled demand for office space in this area, and rental rates continue to increase.
During the third quarter of 1997, occupancy at the property decreased from 97% to 95%. No significant leases at the property are scheduled to expire before

    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

2000.   The  Partnership  is  currently  marketing  the
property for sale.

The  overall  vacancy  level in the  office  market  in
Westchester  County, New York, the location  of  Taxter
Corporate Park, decreased to approximately 19%  in  the
third fiscal quarter, and the vacancy level in the west
Westchester  market  in which the building  is  located
decreased  to  approximately 11%.  It is unlikely  that
the  vacant  space will be absorbed in the  market  for
several  years.  However, during the third  quarter  of
1997,  occupancy at the property increased from 99%  to
100%.   No  leases  for a significant amount  of  space
expire before 2001. The Partnership plans to market the property for sale during fiscal 1998.

The vacancy rate in Valley Forge, Pennsylvania, the location of the Glenhardie property, remained at less than 12% during the third quarter of 1997. Occupancy at the property remained at 100%. Leases on approximately
44% of the space expire during 1998. The Partnership plans to market the property for sale in the fourth quarter of fiscal 1997.

The  Pavilions at East Lake shopping center is  located
in  a  suburb of Atlanta which currently has a  vacancy
rate of 5%.  Rental rates in this market remain stable.
During  the  third  quarter of 1997, occupancy  at  the
property   remained  at  approximately  78%.    Shopper
traffic  has increased at the property as a  result  of
the new lease with Kroger, and Kroger's presence at the
property has enabled the Partnership to increase rental
rates  on  new  leases.  No significant  leases  expire
until  2016.   The  Partnership  plans  to  market  the
property for sale during fiscal 1998.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

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

                                 Dean   Witter   Realty
Income
                                 Partnership II, L.P.

                             By:   Dean  Witter  Realty
Income
                                 Properties II Inc.
                               Managing General Partner



Date:   September 12, 1997  By: /s/E. Davisson Hardman,
Jr.
                           E. Davisson Hardman, Jr.
                           President



Date:  September 12, 1997  By: /s/Lawrence Volpe
                           Lawrence Volpe
                           Controller
                           (Principal Financial and
                           Accounting Officer)






    Dean Witter Realty Income Partnership II, L.P.

              Quarter Ended July 31, 1997


                     Exhibit Index





Exhibit
  No.                   Description

 27              Financial Data Schedule





























                          E1