Form 10-K
period 1997-10-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 1998-01-28
CIK 752744

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                        FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended October 31, 1997

                            OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ________ to ________.

              Commission File Number 0-18150

      DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
  (Exact name of registrant as specified in its charter)

       Delaware                      13-3244091
(State of organization)  (IRS Employer Identification No.)

   2 World Trade Center, New York, NY     10048
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area  code:   (212)
392-1054

Securities registered pursuant to Section 12(b) of the Act:

Title of each className of each exchange on which registered
       None                         None

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


           DOCUMENTS INCORPORATED BY REFERENCE

                           None

                              Page       1       of       40
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

The proceeds from the offering were used to make equity investments in five office properties and three retail properties which were acquired without mortgage debt. One property was sold in fiscal 1993, one in fiscal 1996, two in fiscal 1997, and one subsequent to fiscal year-end 1997. The properties are described in Item 2 below.

The Partnership currently plans to market for sale its remaining properties during fiscal 1998, with the objective of completing sales of such properties by the end of 1998. There is no assurance that the Partnership will be able to achieve these objectives.

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

ITEM 2.  PROPERTIES

The Partnership's principal offices are located at Two World
Trade Center, New York, New York 10048. The Partnership has no other offices.

As of October 31, 1997, the Partnership owned directly or through a partnership interest the following four property interests, none of which is encumbered by mortgage debt. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, all of the properties are adequately covered by insurance.

                       Year Acquisition Net Rentable
Type of
                    Completed/          Cost       Area
Ownership of Land
Property and Location       Acquired   ($000)  (000 sq. ft.)
and Improvements
Framingham  Corporate Center3  1984/1985,92     $16,073  166
95% general part-
 Framingham, MA
   Office   building                                 nership
interest1

Glenhardie  Corporate Center   1979,82/1985     $17,792  126
Fee interest
 I and II
 Valley Forge, PA
 Two office buildings

Pavilions  at East Lake,       1986,1996/1986   $19,300  164
Fee interest
 Atlanta, GA
 Shopping center
 Office building

Taxter  Corporate Park         1987,88/1986,88  $7,659   345
14.8% general
              Westchester             county,             NY
partnership
 Two office buildings                             interest2

1. The Managing General Partner owns the remaining 5% general partnership interest.
2. Dean Witter Realty Income Partnership III, L.P. and Dean Witter Realty Income Partnership IV, affiliates of the Partnership, own the remaining 44.6% and 40.6% general partnership interest, respectively.
3. Sold on December 3, 1997 (see Note 10 to the Consolidated Financial Statements).
Each property was built with on-site parking facilities.

In fiscal 1997, the Partnership sold the United Services Life Building located in Bellevue, Washington and the Century Square office building located in Pasadena, California. On December 3, 1997, the Partnership sold the Framingham Corporate Center located in Framingham, Massachusetts.

An affiliate of the Partnership is the property manager for Taxter Corporate Park, Framingham Corporate Center and the co-property manager for the Glenhardie Corporate Center.

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

As of January 5, 1998, there were 25,322 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

The Partnership paid cash distributions during the year ended October 31, 1997 aggregating $390.23 per Unit (including $356.04 per Unit from proceeds from the sales of the United Services and Century Square properties). Total distributions amounted to $69,752,177, with $69,079,686 distributed to the Limited Partners and $672,491 distributed to the General Partners. The distributions of proceeds of the sales of the United Services and Century Square properties was paid 100% to the Limited Partners. The Partnership paid quarterly cash distributions during the year ended October 31, 1996 aggregating $99.24 per Unit
(including $60.65 per Unit from the proceeds from the sale of the Wallkill Plaza property). Total distributions amounted to $18,326,385, with $17,567,356 distributed to the Limited Partners and $759,029 distributed to the General Partners. The distribution from the proceeds of the sale of the Wallkill Plaza shopping center was paid 100% to the Limited Partners.

On November 25, 1997, the Partnership paid a cash distribution of $5.51 per Unit. The cash distribution aggregated $1,083,774 with $975,397 distributed to the Limited Partners and $108,377 distributed to the General Partners.

On December 23, 1997 the Partnership paid a cash distribution of $143.16 per Unit of proceeds from the sale of Framingham Corporate Center. The distribution aggregated $25,342,613 and was paid entirely to the Limited Partners.

The Partnership anticipates making regular distributions to its partners in the future. Future cash distribution levels will fluctuate based on cash flow generated by the Partnership's remaining properties and proceeds received from property sales.
Sale or financing proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale or financing proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale or financing proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment.

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

ITEM 6.   SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership:

                            For the years ended October 31,

                  19971             1996     1995       1994
1993
Total  revenues        $29,219,973        $  17,414,607    $
18,474,708  $ 18,995,554       $ 15,392,848

Net  income  (loss)    $19,021,129        $  (7,812,706)2  $
(1,079,686)3         $  3,961,466       $    747,5524

Net income (loss)
 per Unit of
 limited partner-
  ship  interest       $    105.21        $      (39.72)   $
(8.25)      $      20.14       $       4.25

Cash distributions5,6
 paid per Unit of
 limited partner-
  ship  interest       $    390.23        $       99.24    $
40.00       $      30.00       $      29.52

Total assets at
      October     31     $40,963,845            $100,319,056
$126,318,743         $138,218,448       $142,002,243


1. Revenues and net income include $17.2 million gains on sales of the United Services Life Building and the Century Square office building. See Note 4 to the Consolidated Financial Statements.

2. Includes $11.9 million loss on impairment recorded for the Framinghanm Corporate Center, Glenhardie Corporate Center I and II and Pavilions at East Lake
properties.  See Note 4 to the Consolidated        Financial
Statements.

3.           Includes  a  $4.9  million write-down  of  real
estate  held  for  sale.   See Note 5  to  the  Consolidated
Financial Statements.

4. Includes a $0.8 million gain on sale of real estate and a $4.1 million loss in joint venture equity due to a writedown for impairment recorded at Taxter
Corporate Park.

5. Distributions paid to limited partners include returns of capital per Unit of limited partnership interest  of $332.99, $99.24, $40.00, $9.86 and  $21.64  for
the  years  ended October 31, 1997,  1996,             1995,
1994,  and  1993, respectively, calculated as the excess  of
cash distributed per Unit over          accumulated earnings
per Unit not previously distributed.

6. Include distributions of proceeds from sales of real estate as follows: 1997 - $356.04;
  1996 - $60.65; 1993 - $4.49.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership raised $177,023,000 in a public offering which was terminated in 1985. The Partnership has no plans to raise additional capital.

The Partnership purchased five properties (one sold in May 1993, one sold in December 1995, and one sold in February
1997) and made three investments in partnerships (one sold in April 1997 and one sold in December 1997) on an all-cash basis. The Partnership's acquisition program has been completed. No additional investments are planned.

Limited speculative construction and the strong economy, low unemployment and corporate growth continued to positively impact the demand for office properties in 1997. In many markets, tenant competition for a shrinking amount of office space had a positive influence on rental rates and lease terms. Capital has been readily available for investment and financing of real estate. Investors, including institutional, foreign and REIT investors, have been buying office buildings in many markets. In fiscal 1997, the office markets in which Framingham Corporate Center and Glenhardie Corporate Center I and II are located have improved and occupancy levels at these properties have been high. The Partnership marketed the Framingham property for sale during the fourth quarter of fiscal 1997 and sold it at the beginning of fiscal 1998 and is currently marketing for sale the Glenhardie property. The Partnership's remaining office property, Taxter Corporate Park, is located in Westchester, New York where the vacancy level for office properties is approximately 19%. As this market continues to improve, the Partnership plans to market the Taxter property for sale during fiscal 1998.

In the retail sector, consolidation among retailers continued to lessen the demand for retail space and exert downward pressure on rents in many markets. Despite the oversupply of retail space, new projects are being built and planned, although the pace of new construction has slowed considerably. Many outdated properties are being redeveloped in order to compete with newer retail properties. At the Partnership's retail property, Pavilions at East Lake, re-development is complete. The Partnership is marketing the vacant retail space at this center, and currently plans to market this property for sale in fiscal 1998.
The United Services Life office building was sold for $33,750,000 on February 28, 1997. The Partnership received cash at closing of approximately $32,400,000, net of closing costs. In accordance with the provisions of the Partnership Agreement, the net sales proceeds ($183.00 per Unit) were distributed 100% to the Limited Partners in March 1997 representing a return of capital. The Partnership's aggregate cash flow from operations from the property was approximately $2,800,000 in 1996 and $900,000 in 1997.

The Century Square office building was sold on April 10, 1997. See Note 5 to the consolidated financial statements. In accordance with the provisions of the Partnership
Agreement, the Partnership's share of the net sales proceeds, approximately $30.6 million ($173.04 per Unit), was distributed 100% to the Limited Partners on May 28, 1997, representing a return of capital. The Partnership's cash flow from operations of this property (net of minority interest) was approximately $2,930,000 in 1996 and $1,550,000 in 1997.

The Partnership sold the Framingham office property in December 1997 and is currently marketing for sale the Glenhardie office property. The Managing General Partner plans to market for sale the Taxter Corporate Park and the Pavilions at East Lake shopping center during fiscal 1998, with the objective of completing sales of all of the Partnership's properties by the end of 1998. However, there is no assurance that the Partnership will be able to achieve these objectives.

The Partnership's liquidity depends on cash flow from operations of its properties and expenditures for building improvements and tenant improvements and leasing commissions in connection with the leasing of space. During the year ended October 31, 1997, all of the Partnership's properties and its joint venture investment generated positive cash flow from operations, and the Partnership expects that they will continue to do so in fiscal 1998.

In addition, the Partnership's liquidity has been and will continue to be affected by the sale of Partnership properties. As properties are sold, Partnership cash from operations available for distribution has declined and will continue to decline. As a result of the absence of operating cash flows from the United Services Life and
Century Square properties, the Partnership decreased its quarterly cash distribution from $10.34 to $8.00 per Unit during the second fiscal quarter, and to $5.51 per Unit beginning with the third quarter distribution paid in August 1997. As a result of the absence of operating cash flows from the Framingham property, the Partnership will further decrease quarterly cash distributions in fiscal 1998.

Future cash distribution levels will fluctuate based on cash flow generated by the Partnership's remaining properties and proceeds received from future property sales.

During the year ended October 31, 1997, excluding proceeds and distribution amounts relating to property sales, the Partnership's distributions to investors, capital expenditures, leasing commissions and contributions to its joint venture exceeded cash flow from operations (net of minority interest) and distributions received from its joint venture. This shortfall was funded from cash reserves which the MGP determined were in excess of the Partnership's needs. The Partnership believes remaining cash reserves will be sufficient for its future needs.

During the year ended October 31, 1997, the Partnership incurred approximately $1,202,000 of building improvements, tenant improvements and leasing commissions (net of capital contributions by minority interest), including approximately $735,000 in tenant-related capital expenditures at the Glenhardie office property.

As of October 31, 1997, the Partnership has commitments to fund capital expenditures of approximately $1,920,000, primarily for tenant-related capital expenditures at the Glenhardie property. These expenditures will be funded from cash from operations, cash reserves and proceeds from future property sales.

On November 25, 1997, the Partnership paid the fourth quarter cash distribution of $5.51 per Unit. The total distribution aggregated $1,083,774 with $975,397 distributed to the Limited Partners and $108,377 distributed to the General Partners.

On  December  3,  the Partnership distributed  approximately
$25.3 million ($143.16 per Unit) from the sale of the Framingham property, entirety to Limited Partners.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.
Operations

Fluctuations in the Partnership's operating results for the year ended October 31, 1997 compared to 1996 and for the year ended October 31, 1996 compared to 1995 are primarily attributable to the following:
Rental revenue decreased at the Century Square and United Services Life properties in 1997 compared to 1996 by approximately $5.9 million due to the sales of these properties (the "1997 Properties Sold") in February and April, respectively. This decrease was offset primarily by higher rental income of approximately $570,000 at the Framingham property due to rent and occupancy increases and approximately $620,000, at Pavilions at East Lake due to the occupancy by Kroger during all of 1997. Rental revenue decreased in 1996 compared to 1995 by approximately $1,673,000 because of the sale of Wallkill Plaza, and by approximately $518,000 because the lease of A&P, a major anchor at Pavilions at East Lake, terminated in December 1995. These decreases were partially offset by higher rental income at the Partnership's other properties; no individual property accounted for a material increase.

The gain on sales of real estate in 1997 is due to the sales of the 1997 Properties Sold.

Interest and other income decreased by approximately $510,000 during 1997 compared to 1996 due to the absence in 1997 of a)interest earned on the cash proceeds from the sale of Wallkill Plaza until such cash was distributed to Limited Partners in March 1996, and b) lease termination income of approximately $390,000 received in 1996 for tenant lease cancellations at the Pavilions at East Lake and Framingham properties. These decreases were partially offset by the interest earned on the cash proceeds of the 1997 Properties Sold until such proceeds were distributed to Limited Partners in March and May 1997.

Property operating expenses decreased primarily due to the elimination of expenses relating to the 1997 Properties Sold. Property operating expenses decreased in 1996 compared to 1995 primarily due to the absence of Wallkill Plaza operating expenses.

In the first quarter of fiscal 1996, the Partnership recorded losses on impairment of the Framingham Corporate Center, Glenhardie Corporate Center I and II and Pavilions at East Lake properties totaling $11,870,000. See note 4 to the consolidated financial statements.

Depreciation and amortization decreased by approximately $2,810,000 and $230,000, respectively, in 1997 compared to 1996 primarily due to the absence of depreciation and amortization on the 1997 Properties Sold, and due to lower depreciation on the Framingham Corporate Center, resulting primarily from major tenant improvements becoming fully depreciated in 1996 and the writedown of this property in 1996. Depreciation decreased in 1996 compared to 1995 by approximately $444,000 because of the sale of Wallkill Plaza and by $508,000 due to lower depreciation charges at Framingham Corporate Center, Glenhardie Corporate Center I and II and Pavilions at East Lake due to the writedown of these properties in January 1996.

A   summary  of  the  markets  in  which  the  Partnership's
properties are located and the performance of each property is as follows:

The   vacancy  rate  in  the  office  market  in  Framingham
Massachusetts, a suburb of Boston and the location of Framingham Corporate Center, approximated 5% in fiscal 1997. Expansion by engineering, software, financial consulting and health care companies fueled demand for office space in this area, and rental rates in the market and at the property
increased   throughout  the  year.   During  1997,   average
occupancy at the property was 97%, and at October 31, 1997, occupancy was 100%, compared to 97% at the prior fiscal year-end. The property was sold in December 1997.

The overall vacancy level in the office market in Westchester County, New York, the location of Taxter Corporate Park decreased from 24% to 17% in 1997. The vacancy level in the west Westchester market in which the building is located is currently 11%, reflecting a 4% absorption in fiscal 1997 over the prior year. During 1997, average occupancy at the property was approximately 99%, and at October 31, 1997, the property was 100% occupied. The property is leased to 21 tenants. KLM Royal Dutch Airlines owns a long-term leasehold in approximately 20% of the space at the property. Leases aggregating approximately 15% of the property's space expire in fiscal 1999. The lease of Fuji Photo Film (for approximately 28% of the property's space) expires in fiscal 2001. No other tenants occupy more than 10% of the property.

The vacancy rate in Valley Forge, Pennsylvania, the location of Glenhardie Corporate Center, decreased from 16% to 11% in 1997 in an improving office market with increasing demand. During 1997, average occupancy at the property was 96% compared to 98% in 1996, and at October 31, 1997, occupancy at the property was 100%, as it was at October 31, 1996. The property is occupied by eleven tenants. The leases of Sungard Data Systems (for approximately 35% of the property's space), Allstate Insurance Company (for approximately  18% of the space) and Stevens  and  Lee  (for approximately 10% of the space) expire in 1998, 2002 and 2002, respectively. No other tenants occupy more than 10% of the property. Leases on approximately 44% of the property's space expire in 1998.

The Pavilions at East Lake shopping center is located in a suburb of Atlanta which currently has a vacancy rate of 5%. During 1997, average occupancy at the property was 78%. At October 31, 1997, occupancy at the property was 74% vs. 73% at October 31, 1996. The property is occupied by 34 tenants. In October 1996, Kroger moved into its newly constructed space (which comprises approximately 39% of the property's space). Shopper traffic has increased at the property as a result of the new lease with Kroger, and Kroger's presence at the property enabled the Partnership to increase rental rates on leases completed during 1997. No other tenants occupy more than 10% of the property. No leases on significant amounts of space expire until 2002.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                             INDEX



                                                     Page
(a) Financial Statements

Independent Auditors' Report                           16
Consolidated Balance Sheets at October 31, 1997 and 1996      17
Consolidated Statements of Operations for the years ended
  October 31, 1997, 1996 and 1995                      18
Consolidated Statements of Partners' Capital for the
  years ended October 31, 1997, 1996 and 1995          19
Consolidated Statements of Cash Flows for the years
  ended October 31, 1997, 1996 and 1995                20-21
Notes to Consolidated Financial Statements             22-32





(b) Financial Statement Schedule

Real Estate and Accumulated Depreciation     III       39-40









All schedules other than that indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.
Independent Auditors' Report





To The Partners of
Dean Witter Realty Income Partnership II, L.P.:


We  have  audited the accompanying consolidated balance
sheets  of  Dean  Witter Realty Income Partnership  II,
L.P.  and consolidated partnerships (the "Partnership")
as  of  October  31,  1997 and  1996  and  the  related
consolidated   statements  of   operations,   partners'
capital, and cash flows for each of the three years  in
the  period  ended October 31, 1997.  Our  audits  also
included the financial statement schedule listed in the
Index  at  Item  8.   These  financial  statements  and
financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In  our opinion, such consolidated financial statements
present fairly, in all material respects, the financial
position  of Dean Witter Realty Income Partnership  II,
L.P.  and  consolidated partnerships as of October  31,
1997  and 1996 and the results of their operations  and
their  cash  flows for each of the three years  in  the
period  ended  October  31,  1997  in  conformity  with
generally accepted accounting principles.  Also, in our
opinion,   such  financial  statement  schedule,   when
considered   in  relation  to  the  basic  consolidated
financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/Deloitte & Touche LLP

DELOITTE & TOUCHE LLP




New York, New York
January 16, 1998

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
                   CONSOLIDATED BALANCE SHEETS
                                                October 31,
                                            1997        1996

                             ASSETS
Cash and cash equivalents                 $ 1,741,456  $
3,193,852

Real estate:
 Land                                       3,545,300
11,803,399
 Buildings and improvements                30,377,786
94,143,130
                                           33,923,086
105,946,529
 Accumulated depreciation                  12,757,533
38,964,769
                                           21,165,553
66,981,760

Real estate held for sale                  13,506,748
22,417,670

Investment in joint venture                 2,572,800
2,694,918

Deferred leasing commissions, net             628,834
2,185,691

Other assets                                1,348,454
2,845,165
                                          $40,963,845
$100,319,056

                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities  $   940,489  $
1,121,405

Security deposits                             173,057
192,459

Minority interest in joint venture               -      8,423,845
                                            1,113,546
9,737,709
Partners' capital (deficiency)
 General partners                          (5,353,586)
(5,078,043)
 Limited partners ($1,000 per Unit, 177,023 units)
  issued)                                  45,203,885
95,659,390

Total partners' capital                    39,850,299
90,581,347
                                          $40,963,845
$100,319,056
  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

       For the years ended October 31, 1997, 1996 and 1995
                                         1997                1996
1995
Revenues:
 Rental                                       $11,331,966
$16,206,557                         $17,249,584
 Gains on sales of real estate       17,232,823               -
-
 Equity in earnings of joint venture              209,663
250,109                                 306,711
 Interest and other                     445,521
957,941                                 918,413

                                     29,219,973
17,414,607                           18,474,708

Expenses:
 Property operating                   4,483,709
6,459,867                             6,803,324
 Depreciation                         2,204,761
5,011,419                             6,053,280
 Amortization                           310,960
537,220                                 611,819
 General and administrative             715,929
759,445                                 725,508
 Loss on impairment of real estate        -    11,870,000
-
 Loss on write-down of real estate held
  for sale                                -         -
4,886,200

                                      7,715,359
24,637,951                           19,080,131

Income (loss) before minority interest         21,504,614
(7,223,344)                            (605,423)

Minority interest                     2,483,485
589,362                                 474,263

Net income (loss)                   $19,021,129
$(7,812,706)                        $(1,079,686)

Net income (loss) allocated to:
 Limited partners                   $18,624,181
$(7,031,435)                        $(1,460,337)
 General partners                       396,948
(781,271)                               380,651
                                    $19,021,129
$(7,812,706)                        $(1,079,686)

Net income (loss) per Unit of limited
 partnership interest               $    105.21         $
(39.72)                             $     (8.25)

  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

       For the years ended October 31, 1997, 1996 and 1995



                                 Limited     General
                                 Partners    Partners      Total
Partners' capital (deficiency) at
 October 31, 1994              $128,799,438
$(3,131,626)                   $125,667,812

Net (loss                      ) income      (1,460,337)
380,651                          (1,079,686)

Cash distributions               (7,080,920)
(786,768)                        (7,867,688)


Partners' capital (deficiency) at
 October 31, 1995               120,258,181
(3,537,743)                     116,720,438

Net loss                                     (7,031,435)
(781,271)                        (7,812,706)

Cash distributions              (17,567,356)
(759,029)                       (18,326,385)


Partners' capital (deficiency) at
 October 31, 1996                95,659,390
(5,078,043)                      90,581,347

Net income                       18,624,181
396,948                          19,021,129

Cash distributions              (69,079,686)
(672,491)                       (69,752,177)


Partners' capital (deficiency) at
 October 31, 1997              $ 45,203,885
$(5,353,586)                   $ 39,850,299




  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the years ended October 31, 1997, 1996 and 1995
                                        1997      1996      1995
Cash flows from operating activities:
   Net   income  (loss)                  $  19,021,129          $
(7,812,706)                        $  (1,079,686)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
            Depreciation                                2,204,761
5,011,419                              6,053,280
            Amortization                                  310,960
537,220       611,819
     Loss   on   impairment  of  real   estate                  -
11,870,000                                  -
   Loss on write-down of real estate held
        for   sale                                -             -
4,886,200
   Minority interest in joint venture's
              operations                                2,509,698
589,362       474,263
    Gains on sales of real estate    (17,232,823)               -
-
   Equity in earnings of Taxter joint
              venture                                   (209,663)
(250,109)                               (306,711)
   (Increase) decrease in operating assets:
          Deferred     leasing     commissions          (196,316)
(713,636)                             (1,299,609)
           Other       assets                            (89,219)
372,484       519,000
   (Decrease) increase in operating liabilities:
         Accounts     payable     and     accrued     liabilities
(113,856)                                                 406,464
(25,742)
           Security       deposits                         21,330
(64,299)                                 (14,573)
      Net cash provided by operating
                activities                              6,226,001
9,946,199                              9,818,241

Cash flows from investing activities:
     Additions    to    real    estate                  (934,688)
(6,112,900)                           (1,287,837)
   Distributions  from  Taxter  joint  venture            408,903
349,775       502,174
   Investment  in  Taxter  joint  venture                (77,122)
(64,009)                                (166,691)
   Proceeds  from  sales  of  real  estate             73,610,230
10,769,096    -
 Minority interest in proceeds from sale
   of real estate                    (10,446,817)               -
-

     Net cash provided by (used in)
           investing       activities                  62,560,506
4,941,962                              (952,354)

                           (continued)

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the years ended October 31, 1997, 1996 and 1995
                           (continued)
                                        1997      1996      1995
Cash flows from financing activities:
     Cash     distributions    to    partners        (69,752,177)
(18,326,385)                         (7,867,688)
   Additional  investment  by  minority  interest           5,559
130,576      387,503
 Minority interest in joint venture's
           distributions                                (492,285)
(922,699)                              (989,365)
  Repayment of deferred distribution                 -          -
(2,784,417)

    Net  cash  used  in  financing  activities       (70,238,903)
(19,118,508)                        (11,253,967)

Decrease   in  cash  and  cash  equivalents           (1,452,396)
(4,230,347)                          (2,388,080)

Cash    and    cash    equivalents   at   beginning    of    year
3,193,852                                               7,424,199
9,812,279

Cash  and  cash equivalents at end of year     $   1,741,456    $
3,193,852                          $  7,424,199

Supplemental disclosure of non-cash
 investing activities:

  Reclassification of real estate held
  for sale:
    Land                                       $   1,829,099    $
2,831,536                          $  2,300,000
        Buildings      and     improvements            26,370,585
31,438,921                           17,397,188
         Accumulated       depreciation              (14,692,936)
(11,852,787)                         (4,041,892)
   Loss on write-down of real estate
     held for sale                        -         -
(4,886,200)

   Real estate held for sale       $ 13,506,748        $
22,417,670                         $ 10,769,096





  See accompanying notes to consolidated financial statements.

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               October 31, 1997, 1996 and 1995

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

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying value of real estate includes the purchase price paid by the Partnership and acquisition fees and expenses. Costs of improvements to the properties are capitalized, and repairs are expensed. Depreciation is recorded on the straight-line method. The Partnership stops recording depreciation on a property when it is reclassified as held for sale.

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

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ
materially   from  the  net  carrying  values  as   of   October   31,
1997.

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

For   income   tax   purposes,  Partnership   results   are   reported
for the calendar year. The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods, (b) rental income is recognized based on the payment terms in the applicable leases, and (c) writedowns for impairment of real estate are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $21 million higher than the amounts reported for financial statement purposes.
       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share, and Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure. These two standards will be effective for the Partnership's 1998 year-end financial statements. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. Statements No.
131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. These two standards are effective for the Partnership's 1999 financial statements.

Management   of   the   Partnership  does  not  believe   that   these
new standards will have any effect on the Partnership's computation or presentation of net income or net income per unit of limited partnership interest, or its disclosures of capital structure, or other disclosures.

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

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Distributions paid to limited partners include returns of capital per Unit of limited partnership interest of $332.99, $99.24 and $40.00 for the years ended October 31, 1997, 1996 and 1995, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

4.  Real Estate Investments

The   locations,   years  of  acquisition  and  net  carrying   values
of the properties are as follows:

                                                   Carrying      Value
at
                            Year of           October 31,
       Property           Acquisition       1997      1996
Glenhardie I and II,
     Valley     Forge,     PA              1985            $10,644,395
$10,559,394

Pavilions at East Lake,
      Atlanta,      GA                    1986              10,521,158
10,925,704

Century     Square,     Pasadena,     CA                          1985
-                          31,312,446
 (see Note 5)

Framingham Corporate Center,
    Framingham,    MA   (see   Note    10)                        1985
-                          14,184,216
                                                           $21,165,553
$66,981,760

The   net   carrying   value  of  the  Framingham   Corporate   Center
was   reclassified  to  Real  Estate  Held  for  Sale  in  the  fourth quarter of 1997.

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In   the  first  quarter  of  fiscal  1996,  in  accordance  with  the
impairment    evaluation   policy   described   in   Note    2,    the
Partnership evaluated the recoverability of its investments in real estate and concluded that, based on revised expectations as to the holding periods of the properties, the Partnership would be unable to recover its investments in the Framingham Corporate Center, Glenhardie Corporate Center I and II and Pavilions at East Lake properties. Accordingly, the Partnership wrote these properties down to their estimated fair values (based on independent appraisals) and recorded losses on impairment of $2,323,000, $3,550,000 and $5,997,000, respectively.

5.  Sales of Real Estate

In February 1997, the Partnership sold the United Services Life property to an unaffiliated party for $33,750,000. The proceeds from the sale, net of closing costs, of approximately $32,400,000 were distributed 100% to the Limited Partners in March 1997, representing a return of capital of $183 per Unit.

On April 10, 1997, the Century Square joint venture sold the Century Square property to an unaffiliated party for $41.5 million. The purchase price was paid in cash at closing.
The Partnership received approximately $30.6 million, representing its 75% share of the cash received by the joint venture, net of closing costs. The net proceeds from the sale were distributed 100% to Limited Partners in May 1997 ($173.04 per Unit) representing a return of capital.

Aggregate net income and cash flow, excluding the gains on sales of the properties, was approximately $1,800,000 and $2,100,000, respectively, from the United Services Life and Century Square properties in 1997.

In October 1995, the Partnership entered into an agreement to sell the Wallkill Plaza shopping center to an unaffiliated party for approximately $12.2 million. As part of the agreement, two affiliated partnerships, Dean Witter Realty Income Partnership III, L.P. and Dean Witter Realty
Yield    Plus   L.P.,   also   agreed   to   sell   certain   shopping
centers owned by them.


       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The   closing   of   the   sale   of  the  Wallkill   Plaza   shopping
center took place on December 11, 1995.

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

The   net   income   from   the   Wallkill   Plaza   Shopping   Center
included   in   the   Partnership's   statement   of   operations   in
fiscal 1995 was approximately $752,000.
       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Investment in Joint Venture

Taxter Corporate Park, Westchester County, New York

The   Partnership  owns  a  14.8%  general  partnership  interest   in
the partnership which owns the property. Affiliates of the Partnership, Dean Witter Realty Income Partnership III, L.P.
and   Dean   Witter  Realty  Income  Partnership  IV,  L.P.  purchased
the   remaining   44.6%  and  40.6%  general  partnership   interests,
respectively.

The    partners   receive   cash   flow   and   profits   and   losses
according to their interests.

Summarized   balance   sheet  information   of   the   joint   venture
are as                          follows:

                                              October 31,
                                       1997        1996
Land and buildings, net            $17,203,009 $17,781,234
Other                                1,718,650   1,990,515

Total assets                       $18,921,659 $19,771,749

Liabilities                        $   153,159 $   176,478
Partners' capital                   18,768,500  19,595,271

Total liabilities and capital      $18,921,659 $19,771,749

Summarized   results   of  the  operations  of   the   joint   venture
are as follows:
                                     Years ended October 31,
                                 1997      1996      1995
Rental     income                    $5,511,684             $5,954,030
$6,267,312
Other     income                        181,367                 43,394
92,483

                                    5,693,051                5,997,424
6,359,795
Property    operating   expenses      3,111,753              3,111,267
3,168,141
Depreciation    and   amortization    1,164,659              1,196,229
1,119,284
                                    4,276,412                4,307,496
4,287,425
Net     income                       $1,416,639             $1,689,928
$2,072,370
       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity   in  the  Partnership's  investment  in  joint  venture   is
as follows:

                                     Years ended October 31,
                                 1997      1996      1995
Investment     at     beginning     of     year             $2,694,918
$2,730,575                    $2,759,347
Equity    in   earnings                 209,663                250,109
306,711
Distributions                                                (408,903)
(349,775)                       (502,174)
Additional    investments               77,122                  64,009
166,691

Investment   at   end   of  year      $2,572,800            $2,694,918
$2,730,575

The accounting policies of the joint venture are the same as those of the Partnership.

7.  Leases

Minimum   future   rental   income  under   noncancellable   operating
leases   (excluding  the  leases  of  space  at   real   estate   held
for sale) as of October 31, 1997 is as follows:

      Year ending October 31:
      1998                      $ 2,793,624
      1999                        2,156,933
      2000                        2,018,704
      2001                        1,885,191
      2002                        1,036,173
      Thereafter                  7,407,094
      Total                     $17,297,719

The   Partnership   has  determined  that  all  leases   relating   to
its   properties  are  operating  leases.   The  lease   terms   range
from   one   year   to  twenty  years,  and  generally   provide   for
fixed   minimum   rents   with   rental  escalation   and/or   expense
reimbursement clauses.

8.  Related Party Transactions

An    affiliate    of   the   Managing   General   Partner    provided
property   management   services  for   three   properties   in   1997
(subsequent   to  the  sale  of  the  Century  Square  property)   and
four   properties  in  1996  and  1995.   The  Partnership  paid   the
affiliate      management     fees     (included      in      property

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operating   expenses)   of   approximately  $193,000,   $243,000   and
$296,000   for   the   years  ended  October  31,   1997,   1996   and
1995, respectively.

Another   affiliate   of   the  Managing  General   Partner   performs
administrative   functions   and  processes   certain   investor   and
tax   information  on  behalf  of  the  Partnership.   For  the  years
ended   October   31,   1997,  1996  and  1995,  the   affiliate   was
reimbursed    approximately   $396,000,   $489,000    and    $522,000,
respectively,   for   these  services.   These   amounts   have   been
recorded in general and administrative expenses.

As    of    October    31,    1997,   the   affiliates    were    owed
approximately $166,000 for these services.

Through   October  31,  1994,  the  General  Partners   had   deferred
receipt    of    distributions   to   which   they    were    entitled
totaling   $2,784,417.    Amounts  deferred   were   charged   against
partners'   capital  and  recorded  as  liabilities  to  the   General
Partners.    In   fiscal   1995,   the   Partnership   repaid    these
deferred distributions.

9.   Litigation

Various   public   partnerships  sponsored  by  Dean   Witter   Realty
Inc.   (including   the   Partnership   and   its   Managing   General
Partner)   are  defendants  in  a  number  of  class  action  lawsuits
pending   in   state  and  federal  courts.   The  complaints   allege
a   variety   of   claims,  including  breach   of   fiduciary   duty,
fraud,    misrepresentation    and   related    claims,    and    seek
compensatory   and   other   damages  and   equitable   relief.    The
defendants    intend    to    vigorously    defend    against    these
actions.    It   is  impossible  to  predict  the  effect,   if   any,
the   outcome  of  these  actions  might  have  on  the  Partnership's financial statements.

10.  Subsequent Events

On    November    25,   1997,   the   Partnership    paid    a    cash
distribution    of   $5.51   per   Unit.    The   cash    distribution
aggregated    $1,083,774   with   $975,397    distributed    to    the
Limited   Partners   and   $108,377   distributed   to   the   General
Partners.

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On   December   3,   1997,  the  Partnership   sold   the   Framingham
Corporate    Center    to   an   unaffiliated   party    for    $26.05
million.    At   closing,  the  Partnership  received  proceeds,   net
of    closing   costs   and   other   deductions,   of   approximately
$25.3    million.     On   December   23,   1997,   the    Partnership
distributed   approximately   $25.3   million   ($143.16   per   Unit)
of sale proceeds entirely to Limited Partners.


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

William   B.   Smith,  age  54,  has  been  a  Managing  Director   of
Morgan    Stanley    and    co-head   of   Morgan    Stanley    Realty
Incorporated   since   1997,   and  a  Managing   Director   of   Dean
Witter   Realty   Inc.,  which  he  joined  in   1982.    He   is   an
Executive Vice President of Dean Witter Reynolds Inc.

E.   Davisson   Hardman,   Jr.,  age   48,   has   been   a   Managing
Director   of   Morgan  Stanley  Asia,  Ltd.   since   1997,   and   a
Managing   Director   of   Dean   Witter   Realty   Inc.,   which   he
joined in 1982.

Lawrence  Volpe,  age  50,  is  a  Director  and  the  Controller   of
Dean   Witter  Realty  Inc.   He  is  a  Senior  Vice  President   and
Controller  of  Dean  Witter  Reynolds  Inc.,  which  he   joined   in
1983.
       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

Ronald  T.  Carman,  age  46,  is  a Director  and  the  Secretary  of
Dean  Witter  Realty  Inc.   He  is  an  Assistant  Secretary  of  MWD
and  a  Senior  Vice  President  and  Associate  General  Counsel   of
Dean Witter Reynolds Inc., which he joined in 1984.

There   is   no  family  relationship  among  any  of  the   foregoing
persons.

ITEM 11.  EXECUTIVE COMPENSATION

The    General    Partners    are    entitled    to    receive    cash
distributions,   when   and  as  cash  distributions   are   made   to
the   Limited  Partners,  and  a  share  of  taxable  income  or   tax
loss.     Descriptions   of   such   distributions   and   allocations
are   in   Item   5   above.   The  General  Partners  received   cash
distributions   of   $672,491,   $759,029   and   $786,768   for   the
years   ended   October   31,  1997,  1996  and  1995,   respectively.
In    fiscal    1995,   the   Partnership   repaid    $2,784,417    of
previously    deferred    distributions   owed    to    the    General
Partners.

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

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

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
                                           Amount and
Title of        Name of                    Nature of
      Class               Beneficial     Owner              Beneficial
Ownership

Limited      All directors and executive               *
Partnership  officers of the Managing
Interests    General Partner, as a group


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

All   of   the   outstanding   shares   of   common   stock   of   the
Managing   General   Partner  are  owned   by   Realty,   a   Delaware
corporation   which   is   a   wholly-owned   subsidiary   of   Morgan
Stanley,  Dean  Witter,  Discover  &  Co.   The  general  partner   of
the   Associate   General  Partner  is  Dean  Witter   Realty   Income
Associates   II   Inc.,   which  is  a  wholly-owned   subsidiary   of
the   Managing   General   Partner.  The  limited   partner   of   the
Associate   General   Partner  is  LSA  84   II   L.P.,   a   Delaware
limited   partnership.   Realty  and  certain   current   and   former
officers      and     directors     of     Realty     are     partners

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

of   LSA   84   II  L.P.   Additional  information  with  respect   to
the   directors  and  officers  and  compensation  of   the   Managing
General  Partner  and  affiliates  is  contained  in  Items   10   and
11 above.

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

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

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

                       (d)    Purchase   and  Sale   Agreement   dated
           as    of   December   19,   1996,   between   Dean   Witter
           Realty    Income   Partnership   II,   L.P.,   a   Delaware
           limited     partnership,    as    Seller     and     Office
           Opportunity     Fund    III,    a    California     limited
           partnership,    as    Purchaser    was    filed    as    an
           Exhibit   to  Form  8-K  on  February  27,  1997   and   is
           incorporated herein by reference.
       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                         (e)     Purchase    and    Sale    Agreement,
           dated   as   of   February   28,  1997,   between   Century
           Square       Venture,       a      California       general
           partnership,    as    Seller   and   Speiker    Properties,
           L.P.,     a    California    limited    partnership,     as
           Purchaser  was  filed  as  an  Exhibit  to  Form   8-K   on
           April   10,   1997   and   is   incorporated   herein    by
           reference.

                         (f)     Purchase    and    Sale    Agreement,
           dated   as   of   October  22,  1997,  between   Framingham
           Corporate    Center   Limited   Partnership    as    Seller
           and    Massachusetts   Mutual   Life   Insurance    Company
           as   Purchaser  was  filed  as  an  Exhibit  to  Form   8-K
           on   December   18,   1997  and  is   incorporated   herein
           by reference.

                  (21)     Subsidiaries:   Century   Square   Venture,
           a     California     general    partnership;     Framingham
           Corporate    Center    LP,    a   Massachusetts     limited
           partnership.

    (27)   Financial Data Schedule.

(b)Reports on Form 8-K -
     No   Forms   8-K  were  filed  by  the  Partnership  during   the
last quarter of          the period covered by this report.

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                        SCHEDULE III

          Real Estate and Accumulated Depreciation
                      October 31, 1997
                 Initial cost to Partnership
[WILL CHANGE]
                                                                 Costs
Capital-
                                                                  ized
Subsequent
          Description       Land      Improvements               Total
To Acquisition
Office Building
Framingham,       MA         $      2,061,399              $21,369,446
$23,430,845       $ 7,091,839

Office Buildings
Valley       Forge,      PA         2,000,000               16,534,152
18,534,152          4,124,266

Office Building
Pasadena,        CA               6,429,000                 33,907,000
40,336,000          4,422,447

Shopping Center
Atlanta,        GA                2,500,000                 13,858,607
16,358,607          4,453,060
                             $12,990,399                   $85,669,205
$98,659,604       $20,091,612

                                    Gross Amount at which
                                    Carried    at   End   of    Period
(A)
                                      Building and
           Description                 Reductions                 Land
Improvements        Total
Office Building
Framingham, MA  $ (2,323,000)1        $          $     $
                      (28,199,684)2                 -                -
-

Office Buildings
Valley    Forge,    PA                (3,550,000)1           1,645,000
17,463,418       19,108,418

Office Buildings
Pasadena,    CA        (44,758,447)3                -                -
-

Shopping Center
Atlanta,    GA         (5,997,000)1           1,900,300     12,914,367
14,814,667
                    $(84,828,131)            $3,545,300    $30,377,785
$33,923,085

1.                Loss on impairment of real estate.
2.                Reclassified to real estate held for sale.
3.                Real estate sold during year.

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
                  SCHEDULE III (continued)
                                                        Life        on
which

Depreciation in
                                                                Latest
Income
                   Accumulated                Date   of      Statement
is
Description        Depreciation     (B)          Construction     Date
Acquired       Computed
Office Buildings
Valley   Forge,   PA            $  8,464,024               1979   July
1985           5-40 years
                              1982   November 1985

Shopping Center
Atlanta,     GA         4,293,509              1986           December
1986           5-40 years
               $12,757,533

Notes:

(A)Reconciliation of real estate owned at October 31:

                              1997       1996       1995
   Balance      at     beginning     of     period        $105,946,529
   $145,974,086$164,357,368

   Additions (deletions) during period:
               Improvements                                    934,687
   6,112,900      1,314,951
    Cost recovery on capital
          improvements                                -              -
   (27,114)
    Loss on impairment of real
            estate                             -          (11,870,000)
   -
    Reclassified to real estate
          held      for      sale                         (28,199,684)
   (34,270,457) (19,671,119)
         Real      estate      sold                       (44,758,447)
   -                  -
       Balance    at    end    of    period            $    33,923,085
   $105,946,529$145,974,086

 (B) Reconciliation of accumulated depreciation:

                              1997       1996       1995
       Balance   at   beginning   of   period     $   38,964,769     $
   45,806,137  $ 43,775,258
    Additions (deletions) during
    period:
                Depreciation           expense               2,204,761
   5,011,419      6,053,280
     Reclassified to real estate
              held         for         sale                (2,840,149)
   (7,830,386)   (4,022,401)
             Real         estate         sold             (25,571,848)
   (4,022,401)        -
        Balance    end   of   period             $   12,757,533      $
   38,964,769  $ 45,806,137

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

DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

By: Dean Witter Realty Income Properties II Inc.
    Managing General Partner

By:  /s/E. Davisson Hardman, Jr.                   Date:  January
28, 1998
    E. Davisson Hardman, Jr.
    President

By:  /s/Lawrence Volpe                             Date:  January
28, 1998
    Lawrence Volpe
    Controller
    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES II INC.
Managing General Partner

/s/William B. Smith                               Date:   January
28, 1998
William B. Smith
Chairman of the Board of Directors

/s/E.  Davisson Hardman, Jr.                       Date:  January
28, 1998
E. Davisson Hardman, Jr.
Director

/s/Lawrence Volpe                                 Date:   January
28, 1998
Lawrence Volpe
Director

/s/Ronald T. Carman                               Date:   January
28, 1998
Ronald T. Carman
Director
         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                  Year Ended October 31, 1997

                         Exhibit Index


    Exhibit
      No.               Description

      27            Financial Data Schedule



































                               E1