Form 10-Q
period 1998-01-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 1998-03-17
CIK 752744

15





                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended January 31, 1998

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
                   CONSOLIDATED BALANCE SHEETS
                                           January 31,  October
31,
                                               1998      1997
                             ASSETS

Cash and cash equivalents                  $ 1,108,124  $
1,741,456

Real estate:
 Land                                                  1,900,300
3,545,300
 Buildings and improvements                 12,946,438
30,377,786
                                            14,846,738
33,923,086
 Accumulated depreciation                    4,400,635
12,757,533
                                            10,446,103
21,165,553

Real estate held for sale                   10,570,126
13,506,748

Investment in joint venture                  2,552,654
2,572,800

Deferred leasing commissions, net              408,938
628,834

Other assets                                   579,629
1,348,454

                                           $25,665,574
$40,963,845

                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities   $   721,542 $
940,489

Security deposits                               94,857
173,057

                                               816,399
1,113,546

Partners' capital (deficiency):
 General partners                           (5,424,265)
(5,353,586)
 Limited partners ($1,000 per Unit, 177,023 Units issued)
30,273,440                                  45,203,885

  Total partners' capital                   24,849,175
39,850,299

                                           $25,665,574
$40,963,845

  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

          Three months ended January 31, 1998 and 1997

                                              1998       1997
Revenues:
 Rental                                    $ 1,158,921
$4,240,916
 Gain on sale of real estate                11,048,285      -
 Equity in earnings of joint venture            59,521
62,900
 Interest and other                            113,379
49,603

                                            12,380,106
4,353,419

Expenses:
 Property operating                            520,925
1,599,045
 Depreciation                                  221,703
744,007
 Amortization                                   43,328
139,490
 General and administrative                    168,887
191,413

                                               954,843
2,673,955

Income before minority interest             11,425,263
1,679,464

Minority interest                                -      143,620

Net income                                 $11,425,263
$1,535,844

Net income allocated to:
 Limited partners                          $11,387,565
$1,382,260
 General partners                               37,698
153,584

                                           $11,425,263
$1,535,844

Net income per Unit of limited partnership interest  $     64.33
$     7.81









  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

               Three months ended January 31, 1998

                                     Limited    General
                                     Partners            Partners
Total
Partners' capital (deficiency)
 at November 1, 1997               $ 45,203,885
$(5,353,586)                       $ 39,850,299

Net income                           11,387,565
37,698                               11,425,263

Cash distributions                  (26,318,010)
(108,377)                           (26,426,387)


Partners' capital (deficiency)
 at January 31, 1998               $ 30,273,440
$(5,424,265)                       $ 24,849,175




























  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

          Three months ended January 31, 1998 and 1997
                                                1998       1997
Cash flows from operating activities:
 Net income                                  $ 11,425,263   $
1,535,844
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                 221,703
744,007
     Amortization                                  43,328
139,490
     Gain on sale of real estate              (11,048,285)
-
     Minority interest in joint ventures' operations          -
143,620
     Equity in earnings of Taxter joint venture
(59,521)                                          (62,900)
     (Increase) decrease in operating assets:
      Deferred leasing commissions               (169,499)
(120,007)
      Other assets                                338,729
63,416
     (Decrease) increase in operating liabilities:
      Accounts payable and accrued liabilities
(218,947)                                        (309,947)
      Security deposits                           (78,200)
1,924

       Net cash provided by operating activities
454,571                                         2,135,447

Cash flows from investing activities:
 Additions to real estate                         (79,154)
(16,939)
 Distributions from Taxter joint venture           99,160
104,963
 Investments in Taxter joint venture              (19,493)
(6,353)
 Proceeds from sale of real estate             25,337,971
-

       Net cash provided by investing activities
25,338,484                                         81,671

Cash flows from financing activities:
 Cash distributions to partners               (26,426,387)
(2,033,798)
 Minority interest in joint venture's distributions           -
(188,969)

       Net cash used in financing activities  (26,426,387)
(2,222,767)

Decrease in cash and cash equivalents            (633,332)
(5,649)

Cash and cash equivalents at beginning of period
1,741,456                                       3,193,852

Cash and cash equivalents at end of period   $  1,108,124   $
3,188,203

Supplemental disclosure of non-cash investing activities:
 Real estate, at cost
  Land                                                 $
1,645,000                                    $  6,429,000
  Buildings and improvements                   17,503,727
38,307,211
  Accumulated depreciation                     (8,578,601)
(13,719,061)
  Real estate held for sale                  $ 10,570,126   $
31,017,150
  See accompanying notes to consolidated financial statements.

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

Net income per Unit of limited partnership interest amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership
Agreement, by the weighted average number of Units outstanding.

In   the   opinion  of  management,  the   accompanying
financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the gain on real estate sales, such adjustments consist only of normal recurring accruals.

These   financial   statements  should   be   read   in
conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1997. Operating results of interim periods may not be indicative of the operating results for the entire year.
    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

      Notes to Consolidated Financial Statements

2. Real Estate

On   December  3,  1997,  the  Partnership   sold   the
Framingham  Corporate Center property for  $26,050,000.
The proceeds from the sale, net of closing costs, of approximately $25,300,000 were distributed 100% to the Limited Partners in December 1997, representing a return of capital of $143.16 per Unit.

Pursuant to a Purchase and Sale Agreement dated  as  of
February  10, 1998, the Partnership agreed to sell  the
Glenhardie   Corporate  Center  I  and  II   properties
("Glenhardie I and II") to FV Office Partners, L.P., an
unaffiliated   party.   As  part  of   the   Agreement,
affiliates  of  the  Partnership and  of  the  Managing
General Partner agreed to sell their interests  in  the
remaining properties at the Glenhardie Corporate Center
and  another office park.  The aggregate sale price  of
the   properties  to  be  sold  is  approximately  $173
million, of which $21,330,000 was allocated in the Agreement to Glenhardie I and II. The purchase price is payable in cash at closing, which is expected to occur in the second fiscal quarter.

Cash  flow  from Glenhardie I and II was  approximately
$453,000 and $363,000 for the first quarter of 1998 and 1997, respectively. The property has been reclassified to real estate held for sale at January 31, 1998.

3. Related Party Transactions

An  affiliate of the Managing General Partner  provided
property  management services for three  properties  in
1998 and for four properties in 1997 until the sale  of
Century  Square in April 1997. The Partnership incurred
management  fees of approximately $31,000  and  $58,000
for the three months ended January 31, 1998 and 1997, respectively.

Another  affiliate  of  the  Managing  General  Partner
performs  administrative functions, processes  investor
transactions  and  prepares  tax  information  for  the
Partnership.   For the three months ended  January  31,
1998     and    1997,    the    Partnership    incurred

    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

      Notes to Consolidated Financial Statements

approximately $87,000 and $112,000, respectively, for these services.

As of January 31, 1998, the affiliates were owed a total of approximately $22,000 for these services.

4. Litigation

Various  public partnerships sponsored by  Dean  Witter
Realty Inc. (including the Partnership and its Managing
General  Partner)  are defendants  in  purported  class
action  lawsuits  pending in state and federal  courts.
The  complaints  allege a number of  claims,  including
breach of fiduciary duty, fraud, misrepresentation  and
related claims, and seek compensatory and other damages
and   equitable  relief.   The  defendants  intend   to
vigorously  defend  against  these  actions.    It   is
impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

5. Subsequent Distribution

On  February 25, 1998, the Partnership paid  the  first
quarter cash distribution of $4.19 per Unit.  The  cash
distribution   aggregated   $741,726,   with   $667,553
distributed   to  the  Limited  Partners  and   $74,173
distributed to the General Partners.


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

Employment  growth,  especially in the  communications,
technology  and  financial  services  industries,   has
increased  demand  for  space in many  office  markets.
Such  increasing  demand  and a  controlled  amount  of
speculative  construction  has  resulted   in   falling
vacancies   and   rising  rents.    Improved   property
performance along with an influx of capital from REITs,
pension  funds  and  foreign investors  are  increasing
property   values.   Some  office  markets,  especially
suburban markets, are faring better than others and, in
certain  areas, improved market conditions can  support
construction.  The occupancy rate in the Valley  Forge,
PA  office market, where Glenhardie Corporate Center  I
and  II is located, remains at approximately 10%.   The
Partnership  sold  the  Framingham  property   at   the
beginning  of  fiscal  1998 and  has  entered  into  an
agreement to sell the Glenhardie property (see  Note  2
to   the   consolidated  financial  statements).    The
Partnership's   remaining   office   property,   Taxter
Corporate  Park,  is located in Westchester,  New  York
where  the  vacancy  level  for  office  properties  is
approximately 17%. As this market continues to improve,
the Partnership plans to market the Taxter property for
sale during the second quarter of fiscal 1998, with the
objective   of   completing  sales  of   all   of   the
Partnership's properties by the end of 1998. However, there is no assurance that the Partnership will be able to accomplish this.

    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

In  the  retail sector, an over supply of retail  space
and  consolidation among retailers continued to  lessen
the  demand  for  retail space.   Also,  many  outdated
properties  are being redeveloped in order  to  compete
with   newer  retail  properties.   The  abundance   of
available  retail space and sub-lease space offered  by
retailers (usually at lower rents) has exerted downward
pressure on rents in many markets.  Although investment
interest  for  retail  properties has  waned  somewhat,
REITs    continue   to   purchase   retail   properties
nationwide.   At  the  Partnership's  retail  property,
Pavilions  at  East Lake, re-development  is  complete.
The Partnership is marketing the vacant retail space at this center and expects to market this property for sale during 1998.

The   Framingham   Corporate  Center   was   sold   for
$26,050,000  on  December  3,  1997.   The  Partnership
received  cash at closing of approximately $25,300,000,
net   of   closing  costs.   In  accordance  with   the
provisions of the Partnership Agreement, the net  sales
proceeds  ($143.16 per Unit) were distributed  100%  to
the  Limited  Partners in December 1997 representing  a
return  of  capital.  The Partnership's aggregate  cash
flow   from   operations   from   the   property    was
approximately $15,000 and $395,000 during the first quarter of fiscal 1998 and 1997, respectively.

The  Partnership's liquidity depends on cash flow  from
operations  of  its  properties  and  expenditures  for
building  improvements  and  tenant  improvements   and
leasing  commissions in connection with the leasing  of
space.  During the quarter ended January 31, 1998,  all
of  the  Partnership's properties and its joint venture
investment   generated   positive   cash   flow    from
operations, and the Partnership expects that they will continue to do so throughout fiscal 1998.

In  addition, the Partnership's liquidity has been  and
will continue to be affected by the sale of Partnership
properties.   As properties have been sold, Partnership
cash  from  operations available for  distribution  has
declined  and  will  continue to  decline  with  future
sales.   As  a result of the absence of operating  cash
flows from the United Services  Life and Century Square
properties,  the  Partnership decreased  its  quarterly
cash  distribution from $10.34 to $8.00 per Unit during
the  second  fiscal quarter of 1997, and to  $5.51  per
Unit beginning with the third quarter distribution paid
in    August    1997.    As    a    result    of    the

    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

absence of operating cash flows from the Framingham property, the Partnership further decreased quarterly cash distributions to $4.19 per Unit beginning with the first quarter distribution paid in February 1998.

Future cash distribution levels will fluctuate based on cash flow generated by the Partnership's remaining properties and proceeds received from future property sales.

During  the  quarter ended January 31, 1998,  excluding
proceeds  and distribution amounts relating to property
sales, the Partnership's cash flow from operations  and
distributions received from its joint venture  exceeded
distributions   to  investors,  capital   expenditures,
leasing  commissions  and contributions  to  its  joint
venture.   The  Partnership  expects  cash  flow   from
operations  and distributions received from  its  joint
venture   to   continue  to  exceed  distributions   to
investors, leasing commissions and contributions to its
joint  venture  during  the  remainder  of  1998.   The
Partnership expects to fund a portion of any  remaining
1998  capital  expenditures from  cash  reserves.   The
Partnership believes cash reserves will be sufficient for its future needs.

During   the  quarter  ended  January  31,  1998,   the
Partnership incurred approximately $267,000 of building
improvements,   tenant   improvements    and    leasing
commissions,   including  approximately   $170,000   in
leasing   commission  expenditures  at  the  Glenhardie
office property.

As of January 31, 1998, the Partnership has commitments
to   fund   capital   expenditures   of   approximately
$1,892,000,   primarily   for  tenant-related   capital
expenditures   at   the  Glenhardie  property.    These
expenditures will be funded from cash from operations, cash reserves and proceeds from future property sales.

On  November 25, 1997, the Partnership paid the  fourth
quarter cash distribution of $5.51 per Unit.  The total
distribution   aggregated  $1,083,774   with   $975,397
distributed  to  the  Limited  Partners  and   $108,377
distributed to the General Partners.


    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

On  December  23,  1997,  the  Partnership  distributed
approximately $25.3 million ($143.16 per Unit) from the
sale   of  the  Framingham  property  100%  to  Limited
Partners.

On  February 25, 1998, the Partnership paid  the  first
quarter cash distribution of $4.19 per Unit.  The total
distribution   aggregated   $741,726,   with   $667,553
distributed   to  the  Limited  Partners  and   $74,173
distributed to the General Partners.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the three- month period ended January 31, 1998 compared to 1997 were primarily attributable to the following:

No individual factor accounted for a significant change in equity in earnings of joint venture or general and administrative expenses from 1997 to 1998.

Rental  revenue decreased in 1998 compared to  1997  by
approximately $3,082,000 because of the  sales  of  the
United Olympic and Century Square properties during the
second   quarter  of  fiscal  1997  and  the  sale   of
Framingham  Corporate Center in December  1997.   These
sales  also  caused the decrease in property  operating
expenses  by approximately $1,056,000, depreciation  by
approximately    $494,000    and    amortization     by
approximately $102,000.

The  gain on sale of real estate resulted from the sale
of the Framingham Corporate Center.  Interest and other
revenue  increased  by  approximately  $64,000  due  to
interest earned during the first quarter of fiscal 1998
on   proceeds  from  the  Framingham  sale   prior   to
distribution.

A summary of the markets in which the Partnership's properties are located and the performance of each property is as follows:

    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

The  overall  vacancy  level in the  office  market  in
Westchester  County, New York, the location  of  Taxter
Corporate  Park remained at approximately  17%  in  the
first  quarter  and  the  vacancy  level  in  the  west
Westchester  market  in which the building  is  located
remained  at  approximately  11%.   During  the   first
quarter of 1998, occupancy at the property remained  at
100%   No  leases  for a significant  amount  of  space
expire before 2001. The Partnership expects to market the property for sale during the second quarter of fiscal 1998.

The  vacancy  rate  in Valley Forge, Pennsylvania,  the
location  of  the  Glenhardie  property,  has  recently
decreased from 11% to 9% in an improving office  market
with  increased  demand.  During the first  quarter  of
1998,  occupancy  at  the property continued  at  100%.
During   the  fourth  quarter  of  fiscal   1997,   the
Partnership re-leased 35% of the property's space to an
existing   tenant   through  July  2003.    Leases   on
approximately 10% of the space expire during the remainder of 1998. The Partnership has entered into an agreement to sell this property. See Note 2 to the consolidated financial statements.

The  Pavilions at East Lake shopping center is  located
in  a  suburb of Atlanta which currently has a  vacancy
rate  of  5%.  Rental rates in this market are  stable.
During  the  first  quarter of 1998, occupancy  at  the
property  increased  slightly to 75%.   No  significant
leases expire until 2002.

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

            b) Reports on Form 8-K

                Report dated December 3, 1997 reporting
the              Partnership's sale of its interest  in
the            Framingham Corporate Center property.



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

                                 Dean   Witter   Realty
Income
                                 Partnership II, L.P.

                             By:   Dean  Witter  Realty
Income
                                 Properties II Inc.
                               Managing General Partner



Date:   March 17, 1998      By: /s/E. Davisson Hardman,
Jr.
                           E. Davisson Hardman, Jr.
                           President



Date:  March 17, 1998      By: /s/Lawrence Volpe
                           Lawrence Volpe
                           Controller
                           (Principal Financial and
                           Accounting Officer)






    Dean Witter Realty Income Partnership II, L.P.

            Quarter Ended January 31, 1997


                     Exhibit Index





Exhibit
  No.                   Description

 27              Financial Data Schedule





























                          E1