Form 10-Q
period 1998-04-30
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 1998-06-12
CIK 752744

12





                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended April 30, 1998

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
                   CONSOLIDATED BALANCE SHEETS
                                            April 30,   October
31,
                                               1998      1997
                             ASSETS

Cash and cash equivalents                  $   581,484  $
1,741,456

Real estate:
 Land                                                  1,900,300
3,545,300
 Buildings and improvements                 12,962,053
30,377,786
                                            14,862,353
33,923,086
 Accumulated depreciation                    4,504,600
12,757,533
                                            10,357,753
21,165,553

Real estate held for sale                        -    13,506,748

Investment in joint venture                  2,545,454
2,572,800

Deferred leasing commissions, net              193,396
628,834

Other assets                                   243,566
1,348,454

                                           $13,921,653
$40,963,845

                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities   $   400,659 $
940,489

Security deposits                               51,853
173,057

                                               452,512
1,113,546

Partners' capital (deficiency):
 General partners                           (5,461,014)
(5,353,586)
 Limited partners ($1,000 per Unit, 177,023 Units issued)
18,930,155                                  45,203,885

  Total partners' capital                   13,469,141
39,850,299

                                           $13,921,653
$40,963,845

  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                 CONSOLIDATED INCOME STATEMENTS

       Three and six months ended April 30, 1998 and 1997

                                Three months ended          Six
months ended
                                     April 30,         April 30,
                                1998     1997      1998     1997
Revenues:
 Gains on sales of real estate       $8,079,387
$16,968,609                 $19,127,672        $16,968,609
 Rental                        841,208           3,241,040
2,000,129                     7,481,956
 Equity in earnings of joint venture     52,041
34,700                          111,562             97,600
 Interest and other             54,687             190,420
168,066                         240,023

                             9,027,323          20,434,769
21,407,429                   24,788,188

Expenses:
 Property operating            284,856           1,314,549
805,781                       2,913,594
 Depreciation                  103,965             463,194
325,668                       1,207,201
 Amortization                   29,464              60,991
72,792                          200,481
 General and administrative     73,001             166,928
241,888                         358,341

                               491,286           2,005,662
1,446,129                     4,679,617

Income before minority interest       8,536,037
18,429,107                   19,961,300         20,108,571

Minority interest                -     2,282,329              -
2,425,949

Net income                  $8,536,037         $16,146,778
$19,961,300                 $17,682,622

Net income allocated to:
 Limited partners           $8,490,372         $16,015,449
$19,877,937                 $17,397,709
 General partners               45,665             131,329
83,363                          284,913
                            $8,536,037         $16,146,778
$19,961,300                 $17,682,622

Net income per Unit of limited
 partnership interest       $    47.96         $     90.47  $
112.29                      $     98.28







  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                 Six months ended April 30, 1998

                                     Limited    General
                                     Partners            Partners
Total
Partners' capital (deficiency)
 at November 1, 1997               $ 45,203,885
$(5,353,586)                       $ 39,850,299

Net income                           19,877,937
83,363                               19,961,300

Cash distributions                  (46,151,667)
(190,791)                           (46,342,458)


Partners' capital (deficiency)
 at April 30, 1998                 $ 18,930,155
$(5,461,014)                       $ 13,469,141




























  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

            Six months ended April 30, 1998 and 1997
                                                1998       1997
Cash flows from operating activities:
 Net income                                  $ 19,961,300   $
17,682,622
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Gains on sales real estate               (19,127,672)
(16,968,609)
     Depreciation                                 325,668
1,207,201
     Amortization                                  72,792
200,481
     Equity in earnings of Taxter joint venture
(111,562)                                         (97,600)
     Minority interest in joint venture            -
2,425,949
     (Increase) decrease in operating assets:
      Deferred leasing commissions               (179,947)
(125,201)
      Other assets                                360,059
(66,241)
     (Decrease) increase in operating liabilities:
      Accounts payable and accrued liabilities
(480,548)                                        (123,839)
      Security deposits                          (117,947)
8,837

       Net cash provided by operating activities
702,143                                         4,143,600

Cash flows from investing activities:
 Proceeds from sale of real estate             44,620,066
73,346,016
 Additions to real estate                        (278,631)
(138,480)
 Distributions from Taxter joint venture          175,065
157,493
 Investments in Taxter joint venture              (36,157)
(11,086)
 Minority interest in proceeds from sale of real estate
-  (10,446,817)

       Net cash provided by investing activities
44,480,343                                     62,907,126

Cash flows from financing activities:
 Cash distributions to partners               (46,342,458)
(36,461,403)
 Minority interest in joint ventures' distributions           -
(440,409)
 Additional investment by minority interest         -
5,559

       Net cash used in financing activities  (46,342,458)
(36,896,253)

(Decrease) increase in cash and cash equivalents
(1,159,972)                                    30,154,473

Cash and cash equivalents at beginning of period
1,741,456                                       3,193,852

Cash and cash equivalents at end of period   $    581,484   $
33,348,325






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

In   the   opinion  of  management,  the   accompanying
financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for gains on sales of real estate, such adjustments consist only of normal recurring accruals.

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

      Notes to Consolidated Financial Statements

2. Sales of Real Estate

On   December  3,  1997,  the  Partnership   sold   the
Framingham  Corporate Center property for  $26,050,000.
The  proceeds from the sale, net of closing  costs,  of
approximately $25,300,000 were distributed 100% to  the
Limited  Partners  in  December  1997,  representing  a
return   of   capital  of  $143.16   per   Unit.    The
Partnership's gain on this sale of approximately  $11.0
million was allocated 100% to the Limited Partners in accordance with the Partnership Agreement.

The Partnership sold the Glenhardie Corporate Center I and II properties ("Glenhardie I and II") on April 1,
1998.  As part of the Purchase and Sale Agreement  (the
"Agreement"),  Dean  Witter Realty  Income  Partnership
III, L.P. and Dean Witter Realty Income Partnership IV,
L.P. affiliated public partnerships, also sold certain other properties. The aggregate negotiated sale price of the properties sold was approximately $168 million, of which approximately $19.7 million was allocated in the Agreement to Glenhardie I and II.

Pursuant to the Agreement, escrows were established for
the  costs of certain building improvements and  tenant
improvements  (the  "Improvements").   In  addition  to
payment   of  the  purchase  price,  at  closing,   the
Purchaser  deposited  into these escrows  approximately
$3.9  million,  of  which  approximately  $1.6  million
relates to Glenhardie II.  Any balance remaining in the
portion of the escrows relating to Glenhardie II  after
the Improvements are completed will be delivered to the
Partnership.    If   the  costs  of   Improvements   at
Glenhardie II exceed the escrow established therefor, the Partnership will be required to fund the excess costs.

The  purchase  price was paid in cash at closing.   The
Partnership received proceeds, net of closing costs and
other   deductions,  of  approximately  $19.3  million.
Approximately $19.1 million of such proceeds were distributed 100% to the Limited Partners ($107.85 per Unit) on April 14, 1998, and the remaining proceeds were added to the Partnership's cash reserves.
    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

      Notes to Consolidated Financial Statements

The  Partnership's gain on this sale  of  approximately
$8.1 million was allocated 100% to the Limited Partners in accordance with the Partnership Agreement.

3. Related Party Transactions

An  affiliate of the Managing General Partner  provided
property  management services for the Taxter  Corporate
Park,  Glenhardie  I  and  II  (sold  April  1998)  and
Framingham   Corporate  Center  (sold  December   1997)
properties;  the affiliate managed four  properties  in
1997  until the sale of the Century Square property  in
April 1997. The Partnership incurred management fees of
approximately $39,000 and $115,000 for the  six  months
ended  April  30,  1998 and 1997, respectively.   These
amounts are included in property operating expenses.

Another  affiliate  of  the  Managing  General  Partner
performs  administrative functions, processes  investor
transactions  and  prepares  tax  information  for  the
Partnership.  For the six months ended April  30,  1998
and   1997,   the  Partnership  incurred  approximately
$159,000   and   $207,000,  respectively,   for   these
services.   These amounts are included in  general  and
administrative expenses.

As   of  April  30,  1998,  the  affiliates  were  owed
approximately $16,000 for these services.

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

      Notes to Consolidated Financial Statements

5. Subsequent Distribution

On   May   27,  1998,  the  Partnership  paid  a   cash
distribution of $1.00 per Unit. The cash distribution aggregated $196,692, with $177,023 distributed to the Limited Partners and $19,669 distributed to the General
Partners.


    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

ITEM 2.                                   MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The   Partnership  raised  $177,023,000  in  a   public
offering which was terminated in 1985. The Partnership has no plans to raise additional capital.

The  Partnership  purchased five  properties  and  made
three investments in partnerships on an all-cash basis.
The   Partnership's  acquisition   program   has   been
completed.  No additional investments are planned.

The   Sardis   Crossing  and  Wallkill   Plaza   retail
properties were sold in May 1993 and December 1995, respectively. The United Olympic office building and the investment in the Century Square office building were sold in fiscal 1997. The Framingham Corporate
Center and Glenhardie Corporate Center I and II office buildings were sold in the first and second fiscal quarters of 1998, respectively. The joint venture which owns the Taxter office property is currently marketing the property for sale, and the Managing General Partner expects to market the Pavilions at East Lake shopping center for sale during the third quarter of 1998.
However, there can be no assurance that either property will be sold.

The   Partnership  stopped  receiving  cash  flow  from
operations  from  the United Olympic,  Century  Square,
Framingham  Corporate Center and Glenhardie  properties
once   these  properties  were  sold;  as   a   result,
Partnership cash flow from operations decreased during the six months ended April 30, 1998 compared to 1997.

The  Partnership's liquidity is primarily  affected  by
sales   of   the  Partnership's  properties;   as   the
properties are sold, the Partnership has fewer  income-
producing investments, Partnership cash from operations
decreases  and Partnership distributions  to  investors
decline.   The  Partnership  also  requires  less  cash
reserves  to  fund  capital  expenditures  and  leasing
commissions.  Cash distributions after  May  1998  will
only   be  paid  from  proceeds  from  sales   of   the
Partnership's property interests.

    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

As  a  result  of  the  decrease  in  cash  flows  from
operations   caused  by  the  sale  of  the  Framingham
property,  the Partnership decreased its first  quarter
1998  cash distribution (paid February 1998)  to  $4.19
per Unit.

During  the  six  months  ended  April  30,  1998,  the
Pavilions  at East Lake and Taxter properties generated
positive   cash  flow  from  operations,  and   it   is
anticipated that these properties will continue to do so during the period the Partnership continues to own its interests in them.

During the six months ended April 30, 1998, the Partnership incurred capital expenditures and leasing commissions of approximately $459,000, primarily at the Glenhardie properties.

During  the  six  months  ended  April  30,  1998,  the
Partnership's  distributions  to  partners   (excluding
distributions of sales proceeds), capital expenditures and investments in the Taxter joint venture exceeded its cash flow from operations and distributions from the Taxter joint venture. This deficiency was funded from Partnership cash reserves.

As of April 30, 1998, the Partnership had commitments to fund approximately $40,000 of capital expenditures at the Pavilions at East Lake property and $80,000, its share of capital expenditures and leasing commissions at the Taxter property. The Partnership may also be required to fund certain costs at the Glenhardie properties (see Note 2 to the consolidated financial statements).

The Pavilions at East Lake property currently has a vacancy rate of 25%; as a result, the Partnership may incur significant capital expenditures and leasing commissions to fill the vacant space.

As   a  result  of  the  decrease  in  cash  flow  from
operations   caused  by  the  sale  of  the  Glenhardie
properties  and because the Partnership  currently  has
minimal  cash  reserves, the Partnership decreased  its
second quarter 1998 distribution to investors (paid May
27,  1998)  to  $1.00 per Unit.  The  Managing  General
Partner   does   not  expect  to  pay  any   additional
distributions from cash flow from operations.


    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

Other  assets,  deferred leasing commissions,  accounts
payable  and accrued liabilities and security  deposits
decreased  in  1998  as  a  result  of  the  sales   of
properties.

On December 23, 1997, the Partnership distributed approximately $25,342,000 ($143.16 per Unit), the net proceeds from the sale of the Framingham property. The distribution was paid 100% to the Limited Partners.

On   April   14,  1998,  the  Partnership   distributed
approximately $19,092,000 ($107.85 per Unit) of the net
proceeds of $19,282,000 from the sale of the Glenhardie
properties.   The  distribution was paid  100%  to  the
Limited Partners, and the remaining sales proceeds were added to cash reserves.

On May 27, 1998, the Partnership paid the second quarter cash distribution of $1.00 per Unit. The total distribution was $196,692, with $177.023 distributed to the Limited Partners and $19,669 distributed to the General Partners.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for
the  three- and six-month periods ended April 30,  1998
compared to 1997 were primarily attributable to the following:

In 1998, the gains on sales of real estate consisted of
approximately $11,048,000 from the December  1997  sale
of  the Framingham Corporate Center and $8,079,000 from
the  April 1998 sale of the Glenhardie properties.   In
1997,  the  gains on sales of real estate consisted  of
$9,554,000  from the February 1997 sale of  the  United
Olympic  property and $7,414,000 from  the  April  1997
sale  of  the Century Square property (the of  minority
interest  share  of  this gain was  approximately  $2.1
million).


    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

During the three- and six-month periods ended April 30,
1998,   rental  income  decreased  by  $2,446,000   and
$5,447,000, respectively, as a result of the  sales  of
the   United   Olympic,  Century   Square,   Framingham
Corporate  Center and Glenhardie properties (the  "Sold
Properties").   Rental income from  the  Pavillions  at
East  Lake  property  (the  "Remaining  Property")  was
$431,000 and $385,000 during the three-month periods in
1998  and 1997, respectively, and $711,000 and $746,000
during   the  six-month  periods  in  1998  and   1997,
respectively.

During the three- and six-month periods ended April 30,
1998,   property   operating  expenses   decreased   by
$1,055,000 and $2,116,000, respectively, as a result of
the  sales  of the Sold Properties.  Property operating
expenses  of  the Remaining Property were aprpoximately
$101,000 and $77,000 during the three-month periods  in
1998  and 1997, repsectively, and $197,000 and $191,000
during   the  six-month  periods  in  1998  and   1997,
respectively.

During the three- and six-month periods ended April 30,
1998,  depreciation expense decreased by  $350,000  and
$873,000, respectively, as a result of the sales of the
Sold Properties. Depreciation expenses of the Remaining
property   were  approximately  $104,000  and  $113,000
during the three-month periods in 1998 and 1997, respectively, and $211,000 and $220,000 during the six-month periods in 1998 and 1997, respectively.

During the six-month period ended April 30, 1998, amortization expense decreased by $128,000 as a result of the sales of the Sold Properties.

There was no minority interest share of income in  1998
because  the  joint  venture which  owned  the  Century
Square property sold the property in 1997.

No individual factor accounted for a significant change
in  equity  in  earnings of the Taxter  joint  venture,
interest   and   other   revenues   and   general   and
administrative expenses from 1997 to 1998.

A summary of the markets in which the Partnership's properties are located and the performance of each property is as follows:

    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

During the six months ended April 30, 1998, the overall vacancy level in the office market in Westchester
County,  New  York,  the location of  Taxter  Corporate
Park, remained at 17% and the vacancy level in the west
Westchester market in which the building is located decreased from 11% to 9%. Market rental rates are currently stable and there is little new construction in this market. During the six months ended April 30, 1998, occupancy at the property remained at 100%.
Leases aggregating approximately 11% and 31% of the property's space are scheduled to expire in 1999 and 2001, respectively.

The Pavilions at East Lake shopping center is located in a suburb of Atlanta where the market vacancy rate recently increased to over 5%. Rental rates in this market are stable and there is little new construction.
During the second quarter of 1998, occupancy at the property remained at approximately 75%. The presence of Kroger, an anchor tenant at the property, has allowed the Partnership to increase rental rates on new leases.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On  December 27, 1995, a purported class action lawsuit
(the  "Grigsby  Action")  naming  various  public  real
estate partnerships sponsored by Realty (including  the
Partnership  and  its  Managing  General  Partner   and
Associate   General  Partner),  Realty,   Dean   Witter
Reynolds  Inc.  ("DWR") and others  as  defendants  was
filed  in  Superior Court in California.  The complaint
alleged fraud, negligent misrepresentation, intentional
and   negligent  breach  of  fiduciary   duty,   unjust
enrichment  and related claims and sought  compensatory
and   punitive  damages  in  unspecified  amounts   and
injunctive  and other equitable relief.  The defendants
removed  the  case to the United States District  Court
for  the Southern District of California.  Pursuant  to
an  order  of the U.S. District Court for the  Southern
District  of  California  entered  May  24,  1996,  the
Grigsby  Action  was transferred to the  U.S.  District
Court for the Southern District of New York.  The  case
was dismissed by stipulation of the parties dated March
6,   1997   and  refiled  and  consolidated  with   the
Consolidated Action (as defined below).

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

    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

Young Action to the United States District Court for the District of Maryland.

Thereafter, the Schectman Action, the Dosky Action  and
the  Segal Action were consolidated in a single  action
(the  "Consolidated Action") in the  Delaware  Chancery
Court.    The   Young  Action  was  dismissed   without
prejudice.   The plaintiffs in the Young Action  joined
the Consolidated Action.

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

Item 6.   Exhibits & Reports on Form 8-K

       a)   Exhibits.
            An exhibit index has been filed as part of
this           Report on Page E1.

       b)   Reports on Form 8-K.
            Report  dated  April 1, 1998 reporting  the
            Partnership's sale of the Glenhardie I and II properties.



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

                                 Dean   Witter   Realty
Income
                                 Partnership II, L.P.

                             By:   Dean  Witter  Realty
Income
                                 Properties II Inc.
                               Managing General Partner



Date:   June 12, 1998       By: /s/E. Davisson Hardman,
Jr.
                               E. Davisson Hardman, Jr.
                               President



Date:  June 12, 1998       By: /s/Charles M. Charrow
                               Charles M. Charrow
                               Controller
                               (Principal Financial and
                               Accounting Officer)






    Dean Witter Realty Income Partnership II, L.P.

             Quarter Ended April 30, 1998


                     Exhibit Index





Exhibit No.                    Description

    27                   Financial Data Schedule





























                          E1