Form 10-Q
period 1998-07-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 1998-09-14
CIK 752744

14





                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended July 31, 1998

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
                   CONSOLIDATED BALANCE SHEETS
                                             July 31,   October
31,
                                               1998      1997
                             ASSETS

Cash and cash equivalents                  $   696,795  $
1,741,456

Real estate:
 Land                                                  1,900,300
3,545,300
 Buildings and improvements                 13,003,931
30,377,786
                                            14,904,231
33,923,086
 Accumulated depreciation                    4,616,538
12,757,533
                                            10,287,693
21,165,553

Real estate held for sale                        -    13,506,748

Investment in joint venture                  2,530,030
2,572,800

Deferred leasing commissions, net              182,949
628,834

Other assets                                   186,080
1,348,454

                                           $13,883,547
$40,963,845

                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities   $   393,194 $
940,489

Security deposits                               50,453
173,057

                                               443,647
1,113,546

Partners' capital (deficiency):
 General partners                           (5,460,884)
(5,353,586)
 Limited partners ($1,000 per Unit, 177,023 Units issued)
18,900,784                                  45,203,885

  Total partners' capital                   13,439,900
39,850,299

                                           $13,883,547
$40,963,845


  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                 CONSOLIDATED INCOME STATEMENTS

       Three and nine months ended July 31, 1998 and 1997

                              Three months ended            Nine
months ended
                                    July 31,            July 31,
                              1998       1997      1998     1997
Revenues:
 Gains on sales of real estate       $(30,545) $    -
$19,097,127                 $16,968,609
 Rental                      359,079  1,895,730
2,359,208                     9,377,686
 Equity in earnings of joint venture  166,508      66,411
278,070                         164,011
 Interest and other            6,007    164,597
174,073                         404,620

                             501,049  2,126,738
21,908,478                   26,914,926

Expenses:
 Property operating          100,677    756,691
906,458                       3,670,285
 Depreciation                111,938    523,515
437,606                       1,730,716
 Amortization                 10,447     54,576
83,239                          255,057
 General and administrative  110,536    189,611
352,424                         547,952

                             333,598  1,524,393
1,779,727                     6,204,010

Income before minority interest       167,451     602,345
20,128,751                   20,710,916

Minority interest               -        31,893               -
2,457,842

Net income                  $167,451 $  570,452
$20,128,751                 $18,253,074

Net income allocated to:
 Limited partners           $147,652 $  513,407
$20,025,589                 $17,911,116
 General partners             19,799     57,045
103,162                         341,958
                            $167,451 $  570,452
$20,128,751                 $18,253,074
Net income per Unit of limited
 partnership interest       $   0.83 $     2.90         $
113.12                      $    101.18









  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                 Nine months ended July 31, 1998

                                     Limited    General
                                     Partners            Partners
Total
Partners' capital (deficiency)
 at November 1, 1997               $ 45,203,885
$(5,353,586)                       $ 39,850,299

Net income                           20,025,589
103,162                              20,128,751

Cash distributions                  (46,328,690)
(210,460)                           (46,539,150)


Partners' capital (deficiency)
 at July 31, 1998                  $ 18,900,784
$(5,460,884)                       $ 13,439,900





























  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

            Nine months ended July 31, 1998 and 1997
                                                1998       1997
Cash flows from operating activities:
 Net income                                  $ 20,128,751   $
18,253,074
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Gains on sales real estate               (19,097,127)
(16,968,609)
     Depreciation                                 437,606
1,730,716
     Amortization                                  83,239
255,057
     Equity in earnings of Taxter joint venture
(278,070)                                        (164,011)
     Minority interest in joint venture            -
2,457,842
     (Increase) decrease in operating assets:
      Deferred leasing commissions               (179,947)
(143,534)
      Other assets                                417,545
75,772
     (Decrease) increase in operating liabilities:
      Accounts payable and accrued liabilities
(488,013)                                         (86,562)
      Security deposits                          (119,347)
6,214

       Net cash provided by operating activities
904,637                                         5,415,959

Cash flows from investing activities:
 Proceeds from sale of real estate             44,589,521
73,346,016
 Additions to real estate                        (320,509)
(761,793)
 Distributions from Taxter joint venture          404,169
314,721
 Investments in Taxter joint venture              (83,329)
(64,741)
 Minority interest in proceeds from sale of real estate
-  (10,446,817)

       Net cash provided by investing activities
44,589,852                                     62,387,386

Cash flows from financing activities:
 Cash distributions to partners               (46,539,150)
(68,667,101)
 Minority interest in joint ventures' distributions           -
(440,409)
 Additional investment by minority interest         -
5,559

       Net cash used in financing activities  (46,539,150)
(69,101,951)

Decrease in cash and cash equivalents          (1,044,661)
(1,298,606)

Cash and cash equivalents at beginning of period
1,741,456                                       3,193,852

Cash and cash equivalents at end of period   $    696,795   $
1,895,246







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

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

         Notes to Consolidated Financial Statements

million was allocated 100% to the Limited Partners in accordance with the Partnership Agreement.

The Partnership sold the Glenhardie Corporate Center I and II properties ("Glenhardie I and II") on April 1, 1998. As part of the Purchase and Sale Agreement (the "Agreement"), Dean Witter Realty Income Partnership III, L.P. and Dean Witter Realty Income Partnership IV, L.P., affiliated public partnerships, also sold certain other properties. The aggregate negotiated sale price of the properties sold was approximately $168 million, of which approximately $19.7 million was allocated in the Agreement to Glenhardie I and II.

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

3. Related Party Transactions

An affiliate of the Managing General Partner provided property management services for the Taxter Corporate Park, Glenhardie I and II (sold April 1998), Framingham Corporate Center (sold December 1997) and Century

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

         Notes to Consolidated Financial Statements

Square (sold April 1997) properties. The Partnership incurred management fees of approximately $45,000 and $151,000 for the nine months ended July 31, 1998 and 1997, respectively. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the nine months ended July 31, 1998 and 1997, the Partnership incurred approximately $225,000 and $302,000, respectively, for these services. These amounts are included in general and administrative expenses.

As  of July 31, 1998, the affiliates were owed approximately
$16,000 for these services.

4. Litigation

Various public partnerships sponsored by Dean Witter Realty Inc. (including the Partnership and its Managing General Partner) were defendants in a class action lawsuit. On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the lawsuit. The Plaintiffs have filed a notice of appeal from the Court's order.
       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

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

The Sardis Crossing and Wallkill Plaza retail properties were sold in fiscal years 1993 and 1996, respectively. In fiscal year 1997, the United Olympic and Century Square office buildings were sold in February 1997 and April 1997, respectively. The Framingham Corporate Center and Glenhardie Corporate Center I and II office buildings were sold in the first and second fiscal quarters of 1998, respectively. As a result of sales of properties in fiscal years 1997 and 1998, Partnership cash flow from operations decreased during the nine months ended July 31, 1998 compared to 1997.

The joint venture which owns the Taxter office property is currently marketing the property for sale, and the Managing General Partner will market the Pavilions at East Lake shopping center for sale during the fourth fiscal quarter of 1998. However, there can be no assurance that these properties will be sold.

The Partnership's liquidity is primarily affected by sales of the Partnership's properties; as the properties are sold, the Partnership has fewer income-producing investments and Partnership cash from operations decreases. The Partnership also requires less cash reserves to fund capital expenditures and leasing commissions. Generally, future cash distributions will be paid from proceeds from sales of the Taxter and Pavilions at East Lake properties and cash reserves.

During the nine months ended July 31, 1998, all of the Partnership's remaining properties generated positive cash flow from operations, and it is anticipated that the Taxter and Pavilions at East Lake properties will continue to do so during the period the Partnership continues to own its interests in them.
       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

During  the nine months ended July 31, 1998, the Partnership incurred  capital  expenditures and leasing  commissions  of
approximately   $500,000,  primarily   at   the   Glenhardie
properties.

During the nine months ended July 31, 1998, the Partnership's distributions to partners (excluding distributions of sales proceeds), capital expenditures and investments in the Taxter joint venture exceeded its cash flow from operations and distributions from the Taxter joint venture. This deficiency was funded from Partnership cash reserves.

As of July 31, 1998, the Partnership has commitments to fund approximately $475,000 of capital expenditures at the Pavilions at East Lake property and $40,000, its share of capital expenditures and leasing commissions at the Taxter property. The Partnership may also be required to fund certain costs at the Glenhardie properties (see Note 2 to the consolidated financial statements).

In order to increase cash reserves to fully fund its potential liability for capital expenditures and leasing commissions and other Partnership cash requirements, the Partnership did not pay its third quarter distribution in August 1998.

Other assets, deferred leasing commissions, accounts payable and accrued liabilities and security deposits decreased in 1998 as a result of sales of properties.

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

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.
       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

Operations

Fluctuations in the Partnership's operating results for the three- and nine-month periods ended July 31, 1998 compared to 1997 were primarily attributable to the following:

In 1998, the gains on sales of real estate resulted from the sales of the Framingham Corporate Center and Glenhardie properties. In 1997, the gains on sales of real estate resulted from the sale of the United Olympic and the Century Square properties.

During the nine months ended July 31, 1998, rental income, property operating expenses, depreciation expense and amortization expense decreased as a result of the sales of the United Olympic, Century Square, Framingham Corproate Center and Glenhardie properties.

During the three months ended July 31, 1998, rental income, property operating expenses, depreciation expense and amortization expense decreased as a result of the sales of the Framingham Corporate Center and Glenhardie properties.

Interest and other income decreased during the three- and nine-month periods ended July 31, 1998 primarily because the Partnership's interest earned in 1997 on the proceeds from the sale of the Century Square and United Olympic properties (until such proceeds were distributed to Limited Partners) exceeded interest earned in 1998 on the proceeds from the sale of properties.

There  was  no  minority interest share of  income  in  1998 because the joint venture which owned the Century Square property sold the property in 1997.

No individual factor accounted for a significant change in equity in earnings of the Taxter joint venture and general and administrative expenses from 1997 to 1998.

A   summary  of  the  markets  in  which  the  Partnership's
properties are located and the performance of each property is as follows:

Recently, the overall vacancy level in the office market in Westchester County, New York, the location of Taxter Corporate Park, decreased from 17% to 14%; however, the
vacancy   level   in   the   west   Westchester   sub-market

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

in which the building is located increased from 9% to 13%. Market rental rates are currently stable and there is little new construction in this market. During the nine months ended July 31, 1998, occupancy at the property remained at 100%. Leases aggregating approximately 11% and 31% of the property's space are scheduled to expire in 1999 and 2001, respectively.

The Pavilions at East Lake shopping center is located in a suburb of Atlanta where the market vacancy rate is currently 8%. Rental rates in this market are stable and there is little new construction. During the third quarter of 1998, occupancy at the property increased to approximately 79%. In July 1998, the Partnership signed a new 15-year lease, for approximately 10% of the property's space, with a subsidiary of Ace Hardware Corporation; this lease is effective October 1998.

During the nine months ended July 31, 1998, the Pavilions at East Lake property incurred rental revenues, property operating expenses, depreciation expense and amortization expense of approximately $1,048,000, $299,000, $323,000 and
$33,000, respectively.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the Consolidated Action. The plaintiffs filed a notice of appeal from the Chancery Court's order on August 14, 1998.

Item 6.   Exhibits & Reports on Form 8-K

       a)   Exhibits.
            An exhibit index has been filed as part of this Report on Page E1.

       b)   Reports on Form 8-K.
            None.



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

                               Dean Witter Realty Income
                                 Partnership II, L.P.

                           By: Dean Witter Realty Income
                                 Properties II Inc.
                               Managing General Partner



Date:  September 14, 1998  By: /s/E. Davisson Hardman, Jr.
                               E. Davisson Hardman, Jr.
                               President



Date:  September 14, 1998  By: /s/Charles M. Charrow
                               Charles M. Charrow
                               Controller
                               (Principal Financial and
                               Accounting Officer)






       Dean Witter Realty Income Partnership II, L.P.

                 Quarter Ended July 31, 1998


                        Exhibit Index





Exhibit No.                    Description

    27                   Financial Data Schedule





























                             E1