Form 10-K
period 1998-10-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 1999-01-28
CIK 752744

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                        FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended October 31, 1998

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


           DOCUMENTS INCORPORATED BY REFERENCE

                           None

                       PART I.

ITEM 1.  BUSINESS

The Registrant, Dean Witter Realty Income Partnership II, L.P. (the "Partnership"), is a limited partnership formed in September 1984 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing primarily in income-producing office and retail properties.

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

The proceeds from the offering were used to make equity investments in five office properties and three retail properties which were acquired without mortgage debt. All properties but two were sold to unaffiliated purchasers prior to October 31, 1998. The remaining properties are described in Item 2 below.

The Partnership's remaining property investments are currently being marketed for sale, with the objective of completing sales of such properties in fiscal year 1999. There can be no assurance that these properties will be sold.

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

ITEM 2.  PROPERTIES

The Partnership's principal offices are located at Two World
Trade Center, New York, New York 10048. The Partnership has no other offices.

As  of  October 31, 1998, the Partnership owned directly  or through  a  partnership interest the following two  property interests, neither of which is encumbered by mortgage  debt.
Generally,  the leases pertaining to the properties  provide for pass-throughs to the tenants of their pro-rata share  of certain  operating expenses.  In the opinion of the Managing
General  Partner,  both  of  the properties  are  adequately covered by insurance.
                       Year Acquisition Net Rentable
Type of
                    Completed/          Cost       Area
Ownership of Land
Property and Location       Acquired   ($000)  (000 sq. ft.)
and Improvements
Pavilions  at East Lake,       1986,1996/1986   $19,300  164
Fee interest
 Atlanta, GA
 Shopping Center

Taxter  Corporate Park         1987,88/1986,88  $7,659   345
14.8% general
              Westchester             County,             NY
partnership
 Two office buildings                             interest1

1.  Dean Witter Realty Income Partnership III, L.P. and Dean
Witter Realty Income Partnership IV L.P., affiliates of  the
Partnership, own the remaining 44.6% and 40.6% general partnership interests, respectively.

Each property was built with on-site parking facilities.
An affiliate of the Partnership is the property manager for Taxter Corporate Park.

In   fiscal   1998,  the  Partnership  sold  the  Framingham
Corporate Center, located in Framingham, Massachusetts, and the Glenhardie Corporate Center I and II, located in Valley
Forge, Pennsylvania.

In October 1998, the general partnership which owns the Taxter property, entered into an agreement with KLM Royal Dutch Airlines ("KLM"), a tenant who owns a long-term leasehold interest in approximately 20% of the space at the property, to purchase KLM's space for $6.75 million. The Partnership's share of this purchase price is yet to be determined. The closing of the purchase is expected to occur during the second fiscal quarter in 1999.

Further information relating to the Partnership's properties is included in Item 7 and footnotes 4, 5, 6 and 7 to the Consolidated Financial Statements included in Item 8 below.

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

On February 14, 1996, a purported class action lawsuit (the "Schectman Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co. (now known as Morgan Stanley Dean Witter & Co., "MWD") and DWR as defendants was filed in the Chancery Court of Delaware for New Castle County (the "Delaware Chancery Court"). On February 23, 1996, a purported class action lawsuit (the "Dosky Action") naming various public real estate partnerships sponsored by

Realty (including the Partnership and its Managing General Partner), Realty, MWD, DWR and others as defendants was filed in the Delaware Chancery Court. On February 29, 1996, a purported class action lawsuit (the "Segal Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWR, MWD and others as defendants was filed in the Delaware Chancery Court. On March 13, 1996, a purported class action lawsuit (the "Young Action") naming the partnership, other unidentified limited partnerships, MWD, DWR and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland. The defendants removed the Young Action to the United States District Court for the District of Maryland.

Thereafter, the Schectman Action, the Dosky Action and the Segal Action were consolidated in a single action (the "Consolidated Action") in the Delaware Chancery Court. The Young Action was dismissed without prejudice. The plaintiffs in the Young Action and the Grigsby Action joined the Consolidated Action. The Grigsby Action remains stayed indefinitely subject to being reopened for good cause.

On October 7, 1996, the plaintiffs in the Consolidated Action filed a First Consolidated and Amended Class Action Complaint naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, MWD, DWR and others as defendants. This complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants filed a motion to dismiss this complaint on December 10, 1996.

On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the
Consolidated Action. The plaintiffs filed a notice of appeal from the Chancery Court's order on August 14, 1998. Oral argument on the appeal was heard by the Delaware
Supreme Court on January 5, 1999. The Delaware Supreme Court affirmed the Chancery Court's dismissal of the Consolidated Action on January 6, 1999.

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

As of January 5, 1999, there were 24,807 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

The Partnership paid cash distributions during the year ended October 31, 1998 aggregating $261.71 per Unit (including $251.01 per Unit from proceeds from the sales of the Framingham and Glenhardie properties, which was paid 100% to the Limited Partners). Total distributions amounted to $46,539,150, with $46,328,690 distributed to the Limited Partners and $210,460 distributed to the General Partners. The Partnership paid cash distributions during the year ended October 31, 1997 aggregating $390.23 per Unit (including $356.04 per Unit from the proceeds from the sales of the United Services and Century Square properties, which was paid 100% to the Limited Partners). Total distributions amounted to $69,752,177, with $69,079,686 distributed to the Limited Partners and $672,491 distributed to the General Partners.

The Partnership did not make a distribution of distributable cash following the fiscal 1998 second quarter distribution (paid May 1998) and does not anticipate making regular distributions to its partners in the future. Generally, future cash distributions will be paid from proceeds received from the sales of the Pavilions at East Lake and Taxter properties and cash reserves.

Sale or financing proceeds are distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale or financing proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale or financing proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment.

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

ITEM 6.   SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership:
                            For the years ended October 31,

                 19981              19972               1996
1995            1994
Total  revenues        $22,214,571         $29,219,973     $
17,414,607  $ 18,474,708       $ 18,995,554

Net  income  (loss)    $20,110,183         $19,021,129     $
(7,812,706)3         $ (1,079,686)4     $  3,961,466

Net income (loss)
 per Unit of
 limited partner-
  ship  interest       $    113.03        $     105.21     $
(39.72)     $      (8.25)      $      20.14

Cash distributions
 paid per Unit of
 limited partner-
  ship  interest5,6    $    261.71        $     390.23     $
99.24       $      40.00       $      30.00

Total assets at
      October      31     $13,797,232            $40,963,845
$100,319,056         $126,318,743       $138,218,448


1. Revenues and net income include gains of $19.1 million on sales of the Framingham and the Glenhardie I and II properties.

2.Revenues and net income include gains of $17.2 million on sales of the United Services Life Building and the Century Square office building.

3. Includes $11.9 million loss on impairment recorded for the Framingham Corporate Center, Glenhardie
Corporate Center I and II and Pavilions at East Lake properties.

4. Includes a $4.9 million write-down of real estate held for sale.

5.Distributions paid to limited partners include returns  of capital  per  Unit  of  limited  partnership  interest  of
  $148.68,  $332.99, $99.24, $40.00 and $9.86 for the  years ended  October  31,  1998,  1997,  1996,  1995  and  1994,
  respectively,   calculated   as   the   excess   of   cash
  distributed  per Unit over accumulated earnings  per  Unit not previously distributed.

6. Includes distributions of proceeds from sales of real estate as follows: 1998 - $251.01; 1997 - $356.04; 1996 -
  $60.65.

The above financial data should be read in conjunction with the financial statements and the related notes in Item 8.

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

The Sardis Crossing and Wallkill Plaza retail properties were sold in fiscal years 1993 and 1996, respectively. The United Olympic and Century Square office buildings were sold in fiscal year 1997. The Framingham Corporate Center and Glenhardie Corporate Center I and II office buildings were sold in fiscal year 1998. See Note 5 to the Consolidated Financial Statements.

As  a  result of the property sales, Partnership  cash  flow
from  operations  decreased  during  fiscal  year  1998   as
compared to 1997.

The Managing General Partner is currently marketing for sale the Pavilions at East Lake shopping center, and the joint venture which owns the Taxter Corporate Park office property is currently marketing its property for sale. The objective of both property owners is to complete sales of its properties in fiscal year 1999; however, there can be no assurance that these properties will be sold.

During fiscal 1998, the overall vacancy level in the office market in Westchester County, New York, the location of Taxter Corporate Park, increased slightly from 17% to 18%. Also during fiscal 1998, the vacancy level in the west Westchester market in which the building is located increased from 11% to 14%. The average occupancy at the property during fiscal 1998 was approximately 99%, and at October 31, 1998, the property was 98% occupied. The property is leased to 17 tenants. KLM Royal Dutch Airlines ("KLM") owns a long-term leasehold in approximately 20% of the space at the property. Leases aggregating approximately 13% of the property's space expire in fiscal 1999. The lease of Fuji Photo Film

(for approximately 28% of the property's space) expires in fiscal 2001. No other tenants occupy more than 10% of the property.
To maximize the sales value of the Taxter property, the joint venture has entered into an agreement with KLM to purchase KLM's leasehold interest (see Note 6 to the Consolidated Financial Statements). The purchase is expected to close during the second fiscal quarter of 1999; each partner's share of the purchase price has yet to be determined.

Upon completion of the acquisition, KLM will vacate approximately 13% of the property's space. The joint venture is discussing leasing the vacant space to several existing tenants at the property. The joint venture is likely to incur significant tenant-related capital expenditures and leasing commissions in connection with the leasing of the vacant space. The Partnership plans to fund its share of the costs to acquire the KLM leasehold interest and to lease the vacant space using existing cash reserves and proceeds from sales of the Pavilions at East Lake property.

The Pavilions at East Lake shopping center is located in a suburb of Atlanta where the market vacancy rate is currently 8%. During 1998, average occupancy at the property was 79%. At October 31, 1998, occupancy at the property was 92% as compared to 74% at October 31, 1997. Effective October 1998, the Partnership leased approximately 10% of the property's space to a subsidiary of the Ace Hardware Corporation for a lease term of approximately fifteen years. The property is currently occupied by 37 tenants. The lease with Kroger, which occupies approximately 39% of the space, expires in 2016. No other tenants occupy more than 10% of the property and no leases on significant amounts of space expire until 2002.

During the year ended October 31, 1998, all of the Partnership's remaining properties generated positive cash flow from operations, and it is anticipated that the Taxter and Pavilions at East Lake properties will continue to do so during the period the Partnership continues to own its interests in them.

During the year ended October 31, 1998, the Partnership incurred approximately $722,000 of building improvements, tenant improvements and leasing commissions at the Pavilions at East Lake and Glenhardie properties.

During the year ended October 31, 1998, the Partnership made cash distributions of cash flow from operations and proceeds from sales of properties. See Item 5.

During the year ended October 31, 1998, the Partnership's distributions to investors (excluding distributions of sales proceeds), capital expenditures, and contributions to its joint venture exceeded cash flow from operations and distributions received from its joint venture. This shortfall was funded from Partnership cash reserves.

As of October 31, 1998, the Partnership has commitments to fund approximately $180,000 of capital expenditures at the Pavilions at East Lake property and $31,000, its share of capital expenditures and leasing commissions at the Taxter property. The Partnership may also be required to fund certain costs at the Glenhardie properties (see Note 5 to the consolidated financial statements), and to make additional contributions to the Taxter joint venture (as discussed above).

In order to increase cash reserves to fully fund its potential liability for capital expenditures and other Partnership cash requirements, the Partnership stopped paying quarterly distributions of operating cash flow after the second quarter distribution (paid in May 1998) and withheld approximately $190,000 from the distribution from the sale of the Glenhardie properties. Generally, future cash distributions will be paid from proceeds received from the sales of the Pavilions at East Lake and Taxter properties and cash reserves.

Other assets, deferred leasing commissions, accounts payable and accrued liabilities and security deposits decreased in 1998 as a result of sales of properties.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the year ended October 31, 1998 compared to 1997 and for the year ended October 31, 1997 compared to 1996 are primarily attributable to the following:

In 1998, the gains on sales of real estate resulted from the sales of the Framingham Corporate Center and Glenhardie
Corporate Center I and II properties (the "1998 Properties Sold"). In 1997, the gains on sales of real estate resulted from the sales of the United Olympic and the Century Square properties (the "1997 Properties Sold").

Rental income, property operating expenses, and depreciation and amortization expenses decreased in 1998 as compared to 1997 as a result of the sale of the 1998 and 1997 Properties Sold and decreased in 1997 as compared to 1996 as a result of the sale of the 1997 Properties Sold.

The 1997 decrease in rental revenue was partially offset by higher rental income of approximately $570,000 at the Framingham property due to rent and occupancy increases and approximately $620,000 at the Pavilions at East Lake property due to the occupancy by Kroger during all of 1997.

Depreciation also decreased in 1997 compared to 1996 due to lower depreciation on the Framingham Corporate Center, resulting primarily from major tenant improvements becoming fully depreciated in 1996 and the writedown of this property in 1996.

Interest and other income decreased during 1998 compared to 1997 primarily because the Partnership's interest earned in 1997 on the proceeds from the sale of the Century Square and United Olympic properties (until such proceeds were distributed to Limited Partners) exceeded interest earned in 1998 on the proceeds from the sale of properties. Interest and other income decreased by approximately $510,000 during 1997 compared to 1996 due to the absence in 1997 of
(a)interest earned on the cash proceeds from the sale of Wallkill Plaza until such cash was distributed to Limited Partners in March 1996, and (b) lease termination income of approximately $390,000 received in 1996 for tenant lease cancellations at the Pavilions at East Lake and Framingham properties. These decreases in 1997 were partially offset by the interest earned on the cash proceeds of the 1997 Properties Sold until such proceeds were distributed to Limited Partners in March and May 1997.

General  and  administrative  expenses  decreased  in   1998
compared  to  1997  primarily  due  to  the  elimination  of expenses  relating to the 1998 Properties Sold and the  1997
Properties Sold.

In the first quarter of fiscal 1996, the Partnership recorded losses on impairment of the Framingham Corporate Center, Glenhardie Corporate Center I and II and Pavilions at East Lake properties totaling $11,870,000. See note 4 to the consolidated financial statements.
There was no minority interest share of income in 1998 because the joint venture which owned the Century Square property sold the property in 1997. Minority interest in the gain of such sale caused the increase in the minority interest share of income in 1997 compared to 1996.

No individual factor accounted for a significant change in equity in earnings of the Taxter joint venture in 1998 as compared to 1997 or 1997 as compared to 1996 or in general and administrative expenses in 1997 as compared to 1996.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                             INDEX



                                                     Page
(a) Financial Statements

Independent Auditors' Report                           15
Consolidated Balance Sheets at October 31, 1998 and 1997      16
Consolidated Statements of Operations for the years ended
  October 31, 1998, 1997 and 1996                      17
Consolidated Statements of Partners' Capital for the
  years ended October 31, 1998, 1997 and 1996          18
Consolidated Statements of Cash Flows for the years
  ended October 31, 1998, 1997 and 1996                19-20
Notes to Consolidated Financial Statements             21-31





(b) Financial Statement Schedule

Real Estate and Accumulated Depreciation     III       38-39









All schedules other than that indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

Independent Auditors' Report





To The Partners of
Dean Witter Realty Income Partnership II, L.P.:


We  have  audited the accompanying consolidated balance
sheets  of  Dean  Witter Realty Income Partnership  II,
L.P.  and consolidated partnerships (the "Partnership")
as  of  October  31,  1998 and  1997  and  the  related
consolidated   statements  of   operations,   partners'
capital, and cash flows for each of the three years  in
the  period  ended October 31, 1998.  Our  audits  also
included the financial statement schedule listed in the
Index  at  Item  8.   These  financial  statements  and
financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In  our opinion, such consolidated financial statements
present fairly, in all material respects, the financial
position  of Dean Witter Realty Income Partnership  II,
L.P.  and  consolidated partnerships as of October  31,
1998  and 1997 and the results of their operations  and
their  cash  flows for each of the three years  in  the
period  ended  October  31,  1998  in  conformity  with
generally accepted accounting principles.  Also, in our
opinion,   such  financial  statement  schedule,   when
considered   in  relation  to  the  basic  consolidated
financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/Deloitte & Touche LLP

DELOITTE & TOUCHE LLP




New York, New York
January 15, 1999

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
                   CONSOLIDATED BALANCE SHEETS
                                                  October 31,
                                              1998       1997
                             ASSETS
Cash and cash equivalents                 $   624,315  $
1,741,456

Real estate:
 Land                                       1,900,300
3,545,300
 Buildings and improvements                13,173,398
30,377,786
                                           15,073,698
33,923,086
 Accumulated depreciation                   4,727,834
12,757,533
                                           10,345,864
21,165,553

Real estate held for sale                       -     13,506,748

Investment in joint venture                 2,373,176
2,572,800

Deferred leasing commissions, net             223,878
628,834

Other assets                                  229,999
1,348,454

                                          $13,797,232
$40,963,845
                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities  $   321,506  $
940,489

Security deposits                              54,394
173,057

                                              375,900
1,113,546

Partners' capital (deficiency)
 General partners                          (5,462,740)
(5,353,586)
 Limited partners ($1,000 per Unit, 177,023 units
  issued)                                  18,884,072
45,203,885

Total partners' capital                    13,421,332
39,850,299

                                          $13,797,232
$40,963,845

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

       For the years ended October 31, 1998, 1997 and 1996
                                         1998               1997
1996
Revenues:
 Rental                                       $ 2,722,329
$11,331,966                         $16,206,557
 Gains on sales of real estate       19,097,127
17,232,823                                -
 Equity in earnings of joint venture              226,269
209,663                                 250,109
 Interest and other                     168,846
445,521                                 957,941

                                     22,214,571
29,219,973                           17,414,607
Expenses:
 Property operating                     985,746
4,483,709                             6,459,867
 Depreciation                           548,902
2,204,761                             5,011,419
 Amortization                            94,228
310,960                                 537,220
 General and administrative             475,512
715,929                                 759,445
 Loss on impairment of real estate        -         -
11,870,000

                                      2,104,388
7,715,359                            24,637,951

Income (loss) before minority interest         20,110,183
21,504,614                           (7,223,344)

Minority interest                         -     2,483,485
589,362

Net income (loss)                   $20,110,183
$19,021,129                         $(7,812,706)

Net income (loss) allocated to:
 Limited partners                   $20,008,877
$18,624,181                         $(7,031,435)
 General partners                       101,306
396,948                                (781,271)
                                    $20,110,183
$19,021,129                         $(7,812,706)

Net income (loss) per Unit of limited
 partnership interest               $    113.03         $
105.21                              $    (39.72)


  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

       For the years ended October 31, 1998, 1997 and 1996



                                 Limited     General
                                 Partners    Partners      Total
Partners' capital (deficiency) at
 November 1, 1995              $120,258,181
$(3,537,743)                   $116,720,438

Net loss                                     (7,031,435)
(781,271)                        (7,812,706)

Cash distributions              (17,567,356)
(759,029)                       (18,326,385)

Partners' capital (deficiency) at
 October 31, 1996                95,659,390
(5,078,043)                      90,581,347

Net income                       18,624,181
396,948                          19,021,129

Cash distributions              (69,079,686)
(672,491)                       (69,752,177)

Partners' capital (deficiency) at
 October 31, 1997                45,203,885
(5,353,586)                      39,850,299

Net income                       20,008,877
101,306                          20,110,183

Cash distributions              (46,328,690)
(210,460)                       (46,539,150)

Partners' capital (deficiency) at
 October 31, 1998              $ 18,884,072
$(5,462,740)                   $ 13,421,332


  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the years ended October 31, 1998, 1997 and 1996

                                       1998       1997     1996
Cash flows from operating activities:
   Net   income  (loss)                  $  20,110,183          $
19,021,129                         $(7,812,706)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
      Gains    on    sales   of   real   estate      (19,097,127)
(17,232,823)                              -
            Depreciation                                  548,902
2,204,761                            5,011,419
            Amortization                                   94,228
310,960     537,220
      Equity    in    earnings    of   Taxter    joint    venture
(226,269)                                               (209,663)
(250,109)
     Minority  interest  in  joint  venture's  operations       -
2,483,485                              589,362
     Loss  on  impairment  of  real  estate                     -
-  11,870,000
   (Increase) decrease in operating assets:
          Deferred     leasing     commissions          (231,865)
(196,316)                             (713,636)
           Other       assets                             373,626
(89,219)                               372,484
   (Decrease) increase in operating liabilities:
         Accounts     payable     and     accrued     liabilities
(593,701)                                                 284,357
406,464
           Security       deposits                      (115,406)
21,330      (64,299)
      Net cash provided by operating
                activities                                862,571
6,598,001                            9,946,199

Cash flows from investing activities:
   Proceeds  from  sales  of  real  estate             44,623,521
73,238,230                          10,769,096
   Distributions  from  Taxter  joint  venture            521,385
408,903      349,775                             Investments   in
Taxter       joint      venture                          (95,492)
(77,122)                              (64,009)
     Additions    to    real    estate                  (489,976)
(934,688)                          (6,112,900)
 Minority interest in proceeds from sale
    of   real  estate                           -    (10,446,817)
-

     Net cash provided by investing
               activities                              44,559,438
62,188,506                            4,941,962

                           (continued)

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the years ended October 31, 1998, 1997 and 1996
                           (continued)
                                        1998      1997      1996
Cash flows from financing activities:
     Cash     distributions    to    partners        (46,539,150)
(69,752,177)                        (18,326,385)
 Minority interest in joint venture's
     distributions                             -        (492,285)
(922,699)
   Additional   investments   by   minority   interest          -
5,559      130,576
    Net  cash  used  in  financing  activities       (46,539,150)
(70,238,903)                        (19,118,508)

Decrease   in  cash  and  cash  equivalents           (1,117,141)
(1,452,396)                          (4,230,347)

Cash    and    cash    equivalents   at   beginning    of    year
1,741,456                                               3,193,852
7,424,199

Cash  and  cash equivalents at end of year     $     624,315    $
1,741,456                          $  3,193,852

Supplemental disclosure of non-cash
 investing activities:

  Reclassification of real estate held
   for sale:
      Land                                        $        -    $
1,829,099                          $  2,831,536
     Buildings   and  improvements              -      26,370,585
31,438,921
     Accumulated   depreciation                -     (14,692,936)
(11,852,787)

   Real estate held for sale       $      -  $ 13,506,748   $
22,417,670

  See accompanying notes to consolidated financial statements.

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               October 31, 1998, 1997 and 1996

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

The Partnership expects to sell its remaining real estate investments in 1999. Pursuant to the Partnership Agreement, the sale of the Partnership's last such investments will cause the dissolution of the Partnership. Thereafter, the Partnership will wind up its affairs, make a final cash distribution and terminate.

2. Summary of Significant Accounting Policies

The    financial    statements   include   the   accounts    of    the
Partnership and the Century Square and Framingham Corporate Center joint ventures on a consolidated basis. The Partnership owned a 75% interest in the Century Square property until its sale in April 1997 and a 95% interest in the Framingham Corporate Center property until its sale in December 1997.

The equity method of accounting has been applied to the Partnership's 14.8% interest in the general partnership
which  owns  the  Taxter  Corporate  Park  property  because  of   the
Partnership's continuing ability to exert significant influence. Affiliates of the Partnership, Dean Witter Realty
Income Partnership III, L.P. and Dean Witter Realty Income Partnership IV, L.P. own the remaining 44.6% and 40.6% interests, respectively, in the Taxter general partnership.

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

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ
materially   from  the  net  carrying  values  as   of   October   31,
1998. The cash flows used to evaluate the recoverability of the properties and to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

For   income   tax   purposes,  Partnership   results   are   reported
for the calendar year. The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods, (b) rental income is recognized based on the payment terms in the applicable leases, and (c) writedowns for impairment of real estate are not deductible. In

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

addition,  offering  costs  are  treated  differently  for   tax   and
financial    reporting   purposes.    The    tax    basis    of    the
Partnership's assets and
liabilities is approximately $23.6 million higher than the amounts reported for financial statement purposes.

The implementation in 1998 of Statement of Financial Accounting Standards ("Statement") No. 128, "Earnings per Share" and Statement No. 129, "Disclosure of Information
about Capital Structure" effective for the Partnership's 1998 year-end financial statements did not have any impact on the Partnership's financial statements.

Two   additional   accounting   pronouncements   will   be   effective
for the Partnership's 1999 financial statements. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas, and major customers. The Partnership does not believe that these statements will have any effect on its computation or presentation of net income or other disclosures.

3.  Partnership Agreement

The   Partnership   Agreement  provides   that   distributable   cash,
as   defined,  is  paid  90%  to  the  Limited  Partners  and  10%  to the General Partners.

Sale or financing proceeds are distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale or financing proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining
sale   or   financing  proceeds  will  be  distributed  85%   to   the
Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment.

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

Distributions paid to limited partners include returns of capital per Unit of limited partnership interest of $148,68, $332.99, and $99.24 for the years ended October 31, 1998, 1997 and 1996, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

4.  Real Estate Investments

The locations, years of acquisition and net carrying values of the properties are as follows:

                                                Carrying
                                          Value at
                     Year of
                                          October 31
Property            Acquisiti              1998        1997
                        on

Pavilions     at
East Lake
  Atlanta, GA          1986               $10,345    $10,521
                                          ,864       ,158

Glenhardie I and
II,
   Valley Forge,       1985                     -    $10,644
PA                                                   ,395


                                          $10,345    $21,165
                                          ,864       ,553

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

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5.   Sales of Real Estate
                                        000's
                  Date     Negotia       Net       Gain on
                   of        ted      Proceeds
Property          Sale       Sale       From         Sale
                            Price       Sale
Fiscal 1998
Sales:
Framingham
Corporate        12/3/9     $26,050     $25,342      $11,018
Center           7

Glenhardie
Corporate
Center
I and II         4/1/98     $19,700     $19,282      $ 8,079
                            $45,750     $44,624      $19,097
Fiscal 1997
Sales:
United
Services
Life Building    2/27/9     $33,750     $32,395      $ 9,554
                 7

Century Square   4/10/9     $41,500     $40,843      $ 7,679
                 7
                            $75,250     $73,238      $17,233
Fiscal 1996
Sales:
Wallkill Plaza   12/11/     $12,200     $10,769        $   -
                 95


All of the properties were sold to unaffiliated buyers.

The net proceeds from the sales are net of closing costs.

As of October 31, 1998, all of the net sales proceeds were distributed except for approximately $190,000, from the sale of the Glenhardie properties, which was added to the Partnership's cash reserves.

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the Partnership Agreement, all of the distributed net sale proceeds were paid 100% to the Limited Partners, and all gains from properties sales were allocated 100% to the Limited Partners.
As part of the Purchase and Sale Agreement for the Glenhardie properties (the "Agreement"), Dean Witter Realty Income Partnership III, L.P. and Dean Witter Realty Income Partnership IV, L.P., affiliated public partnerships, also sold certain other properties. The aggregate negotiated sale price of the properties sold was approximately $168 million, of which approximately $19.7 million was allocated in the Agreement to Glenhardie I and II.

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

With regards to the sale of the Century Square property, the Partnership paid, from the net proceeds from the sale, approximately $10.2 million to the minority interest, Dean Witter Realty Income Partnership I, L.P. (an affiliate of the Partnership). The minority interest's share of the gain on sale was approximately $2.2 million.

There was no gain or loss on the sale of the Wallkill Plaza property in fiscal year 1996 because, in fiscal year 1995, the Partnership reduced the net carrying value of the property to the amount of the net proceeds to be received at closing. At closing, a contingent promissory note for $1.2 million of the purchase price was issued by the purchaser to the Partnership. A portion of the space at the property is leased to The Stop & Shop Companies, Inc. ("S&S") and assigned to Bradlees, which is in bankruptcy. If, in the bankruptcy proceedings, the lease is assumed by Bradlees, the note will be payable in full, plus interest at 4.5%. If, at December 11, 2000, the lease has neither been assumed nor rejected nor

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deemed rejected by Bradlees, an amount equal to one half  of the  promissory  note, plus interest on such  half  will  be payable,  and  the remaining amount of the  promissory  note
will  be  forgiven.   If  the lease is  rejected  or  deemed
rejected by Bradlees but, until December 11, 2000,
S&S makes all payments due under the lease, the note will be payable  in full, plus interest.  If, however, the lease  is rejected  or  deemed rejected by Bradlees and S&S  does  not make  all  payments due under the lease during the five-year period ending December 11, 2005, the promissory note will be forgiven and the Purchaser shall have no obligation  to  pay
the  Partnership  any  portion of  the  $1.2  million.   The
portion  of  the sale price represented by the $1.2  million promissory  note has not been recognized in revenue  because of the uncertainty of its realization.

6.  Investment in Joint Venture

Taxter Corporate Park, Westchester County, New York

In  October  1998, the general partnership  which  owns  the
Taxter  property entered into an agreement  with  KLM  Royal
Dutch  Airlines  ("KLM"),  a tenant  who  owns  a  long-term leasehold interest in approximately 20% of the space at  the property, to purchase KLM's interest for $6.75 million.  The
Partnership's  share of this purchase price has  yet  to  be
determined.   The  closing of the purchase  is  expected  to
occur during the second fiscal quarter of 1999.
The  partners  receive  cash flow  and  profits  and  losses according to their interests.
Summarized balance sheet information of the joint venture is
as                              follows:
                                             October 31,
                                       1998        1997
Land and buildings, net            $16,630,575 $17,203,009
Other                                  913,738   1,718,650
Total assets                       $17,544,313 $18,921,659
Liabilities                        $   124,622 $   153,159
Partners' capital                   17,419,691  18,768,500
Total liabilities and capital      $17,544,313 $18,921,659

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized  results of the operations of the  joint  venture are as follows:
<caption
                                     Years ended October 31,
                                  1998     1997      1996
Rental income                 $5,158,170          $5,511,684
$5,954,030
Other income                      67,779             181,367
43,394

                               5,225,949           5,693,051
5,997,424

Property operating expenses    2,455,628           3,111,753
3,111,267
Depreciation and amortization  1,241,470           1,164,659
1,196,229

                               3,697,098           4,276,412
4,307,496

Net income                    $1,528,851          $1,416,639
$1,689,928

Activity in the Partnership's investment in joint venture is as follows:

                                     Years ended October 31,
                                  1998     1997      1996
Investment   at   beginning   of   year           $2,572,800
$2,694,918                    $2,730,575
Equity in earnings               226,269             209,663
250,109
Distributions                                      (521,385)
(408,903)                       (349,775)
Additional investments            95,492              77,122
64,009

Investment at end of year     $2,373,176          $2,572,800
$2,694,918

The accounting policies of the joint venture are the same as those of the Partnership.

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Leases

Minimum future rental income under noncancellable operating leases of the Pavilions at East Lake property as of October
31, 1998 is as follows:

      Year ending October 31:
      1999                      $ 1,321,558
      2000                        1,246,166
      2001                        1,189,328
      2002                        1,001,156
      2003                          828,776
      Thereafter                  8,576,114
      Total                     $14,163,098

The Partnership has determined that all of the property's leases are operating leases. The lease terms range from three years to twenty years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

8.  Related Party Transactions

An affiliate of the Managing General Partner provided property management services for one property in 1998 (subsequent to the sales of the Framingham and Glenhardie properties), three properties in 1997 (subsequent to the sale of the Century Square property) and four properties in 1996. The Partnership paid the affiliate management fees (included in property operating expenses) of approximately $52,000, $193,000 and $243,000 for the years ended October 31, 1998, 1997 and 1996, respectively.

Another affiliate of the Managing General Partner performs administrative functions and processes certain investor and tax information on behalf of the Partnership. For the years ended October 31, 1998, 1997 and 1996, the affiliate was reimbursed approximately $290,000, $396,000 and $489,000, respectively, for these services. These amounts have been recorded in general and administrative expenses.

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As   of   October  31,  1998,  the  affiliates   were   owed
approximately $20,000 for these services.

9.   Litigation

Various public partnerships sponsored by Dean Witter Realty Inc. (including the Partnership and its Managing General Partner) were defendants in a class action lawsuit. On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the lawsuit. On August 14, 1998, the Plaintiffs filed a notice of appeal from the Court's order. On January 6, 1999, the Delaware Supreme Court affirmed the Chancery Court's dismissal of the compliant.

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                      PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership is a limited partnership which has no directors or officers.

The directors and executive officers of the Managing General Partner are as follows:
                                           Position with the
      Name                                Managing   General
Partner
    William  B.  Smith           Chairman of  the  Board  of
Directors
   E. Davisson Hardman, Jr.        President and Director
   Lawrence Volpe             Director
   Ronald T. Carman           Secretary and Director

All of the directors have been elected to serve until the next annual meeting of the shareholder of the Managing General Partner or until their successors are elected and qualify. Each of the executive officers has been elected to serve until his successor is elected and qualifies.

William B. Smith, age 55, has been a Managing Director of Morgan Stanley and co-head of Morgan Stanley Realty Incorporated since July 1997, and a Managing Director of Dean Witter Realty Inc., which he joined in 1982. He is an Executive Vice President of Dean Witter Reynolds Inc.

E.  Davisson  Hardman,  Jr., age 49,  has  been  a  Managing
Director of Morgan Stanley Asia, Ltd. since July 1997, and a
Managing Director of Dean Witter Realty Inc., which he joined in 1982.

Lawrence Volpe, age 51, is a Senior Vice President of Dean Witter Reynolds Inc., which he joined in 1983. Since June 1998, he has served in an advisory capacity in connection with Dean Witter Realty Inc. and related entities. Prior to June 1998, he was the Controller of Dean Witter Reynolds Inc. and the Managing General Partner, and the Controller and a Director of Dean Witter Realty Inc.

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

Ronald T. Carman, age 47, is a Director and the Secretary of Dean Witter Realty Inc. He has been an Assistant Secretary of MWD and a Managing Director of Morgan Stanley & Co. Inc., since July 1998. Previously, he was a Senior Vice President and Associate General Counsel of Dean Witter Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

ITEM 11.  EXECUTIVE COMPENSATION

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in Item 5 above. The General Partners received cash distributions of $210,460, $672,491 and $759,029 for the years ended October 31, 1998, 1997 and 1996, respectively.

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

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS
AND
         MANAGEMENT

   (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.
   (b) The directors and executive officers of the Managing General Partner own the following Units as of January 1, 1999:
   (1)             (2)                        (3)
                                           Amount and
Title of        Name of                    Nature of
   Class            Beneficial   Owner            Beneficial
Ownership

Limited      All directors and executive               *
Partnership  officers of the Managing
Interests    General Partner, as a group

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.



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

All of the outstanding shares of common stock of the Managing General Partner are owned by Realty, a Delaware corporation which is a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co. The general partner of the Associate General Partner is Dean Witter Realty Income Associates II Inc., which is a wholly-owned subsidiary of the Managing General Partner. The limited partner of the Associate General Partner is LSA 84 II L.P., a Delaware limited partnership. Realty and certain current and former officers and directors of Realty are partners of LSA 84 II L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

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

                           PART IV

ITEM  14.   EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND
REPORTS ON
          FORM 8-K

(a) The following documents are filed as part of this Annual Report:

   1.      Financial  Statements  (see  Index  to  Financial
   Statements  filed  as  part of  Item  8  of  this  Annual
   Report).

   2.       Financial  Statement  Schedule  (see  Index   to
   Financial Statements filed as part of Item 8 of this Annual Report).

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

       (b)  Purchase and Sale Agreement, dated as of October 19,
           1995, between Dean Witter Income Partnership II, L.P.,
           Midway
       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                           PART IV

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

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                           PART IV

                      Purchaser  was filed as an Exhibit  to
           Form 8-K on December 3, 1997 and is incorporated herein by reference.

       (g) Purchase and Sale Agreement, dated as of February 10, 1998, between DWR Chesterbrook Associates, Glenhardie Corporation, the Partnership, Dean Witter Realty Income Partnership III, L.P., and Part Six Associates, as Sellers, and FV Office Partners, L.P., as Purchaser was filed as an Exhibit to Form 8-K on April 1, 1998 and is incorporated herein by reference.

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

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                        SCHEDULE III

          Real Estate and Accumulated Depreciation

                      October 31, 1998
                 Initial cost to Partnership

                                                       Costs
Capital-
                                                        ized
Subsequent
       Description     Land   Improvements             Total
To Acquisition
Office Buildings
Valley    Forge,    PA    $2,000,000             $16,534,152
$18,534,152       $4,348,437

Shopping Center
Atlanta,     GA           2,500,000               13,858,607
16,358,607         4,712,091
                        $4,500,000               $30,392,759
$34,892,759       $9,060,528

                                    Gross Amount at which
                                  Carried  at End of  Period
(A)
                                      Building and
        Description              Reductions             Land
Improvements        Total

Office Buildings
Valley  Forge,  PA             $ (3,550,000)1        $     -
$     -         $     -
                $(19,332,589)2

Shopping Center
Atlanta, GA       (5,997,000)1         1,900,300  13,173,398
15,073,698
                $(28,879,589)         $1,900,300 $13,173,398
$15,073,698

2.   Loss on impairment of real estate.
3.   Real estate sold during year.

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
                  SCHEDULE III (continued)

                                                   Life   on
which

Depreciation in
                                                      Latest
Income
                 Accumulated             Date of   Statement
is
Description      Depreciation  (B)       Construction   Date
Acquired       Computed
Shopping Center
Atlanta,  GA       4,727,834           1986         December
1986           5-40 years

Notes:

(A)Reconciliation of real estate owned at October 31:

                              1998       1997       1996

   Balance   at   beginning  of   period      $   33,923,086
   $105,946,529$145,974,086

   Additions (deletions) during period:
          Improvements                               489,976
   934,688      6,112,900
    Loss on impairment of real
          estate                           -               -
   (11,870,000)   Reclassified to real estate
         held     for    sale                              -
   (28,199,684) (34,270,457)                    Real  estate
   sold                                         (19,339,364)
   (44,758,447)      -
     Balance  at  end  of period          $  15,073,698    $
   33,923,086  105,946,529

 (B) Reconciliation of accumulated depreciation:

                              1998       1997       1996

     Balance  at  beginning  of period    $  12,757,533    $
   38,964,769  $ 45,806,137
    Additions (deletions) during
    period:
             Depreciation        expense             548,902
   2,204,761      5,011,419
     Reclassified to real estate
        held   for   sale                -      (14,692,936)
   (11,852,787)
           Real      estate      sold            (8,578,601)
   (13,719,061)       -

      Balance  end  of  period            $   4,727,834    $
   12,757,533  $ 38,964,769

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

DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

By: Dean Witter Realty Income Properties II Inc.
    Managing General Partner

By:  /s/E. Davisson Hardman, Jr.                   Date:  January
28,1999
    E. Davisson Hardman, Jr.
    President

By:  /s/Charles M. Charrow                         Date:  January
28,1999   Charles M. Charrow
    Controller
    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES II INC.
Managing General Partner

/s/William B. Smith                          Date: January
28,1999
William B. Smith
Chairman of the Board of Directors

/s/E.  Davisson Hardman, Jr.                       Date:  January
28,1999
E. Davisson Hardman, Jr.
Director

/s/Lawrence  Volpe                                 Date:  January
28,1999
Lawrence Volpe
Director

/s/Ronald  T. Carman                               Date:  January
28,1999
Ronald T. Carman
Director

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                  Year Ended October 31, 1998

                         Exhibit Index


    Exhibit
      No.               Description

      27            Financial Data Schedule


































                               E1