Form 10-Q
period 1999-01-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 1999-03-22
CIK 752744

THIS DOCUMENT IS A COPY OF THE FORM
10-Q FILED ON MARCH 18, 1999 PURSUANT
TO A RULE 201 TEMPORARY HARDSHIP
EXEMPTION

                          UNITED
               STATES SECURITIES AND
               EXCHANGE
                     COMMISSION
                     Washington, D.C.
                     20549

                            FORM 10-Q
    [ X ]QUARTERLY REPORT PURSUANT TO
               SECTION 13 OR 15(d) OF
               THE SECURITIES
               EXCHANGE ACT OF 1934
              For the period ended
January 31, 1999

                               OR
    [   ]TRANSITION REPORT PURSUANT
TO SECTION 13
OR 15(d) OF
               THE SECURITIES
EXCHANGE ACT OF 1934
   For the transition period from
              ________
to ________.

                Commission File
Number:  0-
18150

         DEAN WITTER REALTY INCOME
PARTNERSHIP II, L.P.
 (Exact name of registrant as specified
                     in governing
                     instrument)


          Delaware
13-
3244091
        (State    of   organization)
(IRS   Employer
Identification No.)

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
             CONSOLIDATED BALANCE
SHEETS
                       ASSETS
January 31,           October 31,
1999                  1998
Cash and cash equivalents                  $
811,731  $
624,315

Real estate held for sale
10,406,475          -

Real estate:
                   Land
                     -
1,900,300
   Buildings and improvements                     -
                13,173,398

  Accumulated depreciation                        -
                 4,727,834
 Investment in joint venture

  2,338,114

2,373,176

Deferred leasing commissions, net              227,652

223,878

Other assets                                   229,951

229,999

                                           $14,013,923
$13,797,232




           LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities     $   366,888
$ 375,900

Partners' capital (deficiency):
 General partners
(5,440,170)
(5,462,740)
 Limited partners ($1,000 per Unit, 177,023 Units
issued) 19,087,205
18,884,072

  Total partners' capital                   13,647,035
13,421,332


                                           $14,013,923
$13,797,232


   See accompanying notes to consolidated financial
                      statements

    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
            CONSOLIDATED INCOME STATEMENTS
     Three months ended January 31, 1999 and 1998
                                              1999
1998
Revenues:
 Rental                                    $   404,772
$1,158,921
 Gain on sale of real estate                      -
11,048,285
 Equity in earnings of joint venture            68,769
                        59,521
 Interest and other                             33,987
                        113,379

                                               507,528
12,380,106


Expenses:
 Property operating                             78,842
520,925
 Depreciation and amortization                 125,879
265,031
 General and administrative                     77,104
                        168,887

                                               281,825
954,843

Net income                                 $   225,703
$11,425,263

Net income allocated to:
 Limited partners                          $   203,133
$11,387,565
 General partners                               22,570
37,698

                                           $   225,703
$11,425,263

Net income per Unit of limited partnership interest  $

1.15 $ 64.33

















   See accompanying notes to consolidated financial
                      statements.

    DEAN WITTER REALTY INCOME
PARTNERSHIP II, L.P.

 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
     Three months ended January 31, 1999
                                     Limited
General

Partners
Partners Total
Partners' capital (deficiency)
 at November 1, 1998               $
18,884,072 $(5,462,740)                               $ 13,421,332

Net income
203,133
22,570
225,703

Partners' capital (deficiency)
 at January 31, 1999               $
19,087,205 $(5,440,170)                               $ 13,647,035







   See accompanying notes to consolidated
                  financial
statements.

          DEAN WITTER REALTY INCOME
PARTNERSHIP II,
L.P.
               CONSOLIDATED STATEMENTS OF
CASH
FLOWS
           Three months ended January 31,
1999 and
1998
                                                    1999 1998
Cash flows from operating activities:
   Net income                                  $
             225,703   $
11,425,263
  Adjustments to reconcile net income
                     to net cash
                     provided
   by operating activities:
     Depreciation and amortization
125,879
265,031
Equity in earnings of Taxter joint
venture
(68,769)
(59,521)
     Gain on sale of real estate        0
(11,048,285)
(Increase) decrease in operating assets:
Deferred leasing commissions
(16,258)
(169,499)
      Other assets
48
338,729
     Decrease in accounts payable and other
liabilities
(9,012)
(297,147)

       Net cash  provided by operating
activities
257,591
454,571
Cash flows from investing activities:
            Additions to real estate
                    (174,006)
(79,154)
     Distributions from Taxter
                     joint
                     venture
                     108,780
99,160
       Investments in Taxter
                     joint
                     venture
                     (4,949)
(19,493)
 Proceeds from sale of real estate   0
25,337,971

       Net cash (used in) provided by investing
activities (70,175)
25,338,484

Cash flows from financing activities:
 Cash distributions to partners      0
(26,426,387)

Increase (decrease) in cash and cash equivalents
187,416
(633,332)

Cash and cash equivalents at beginning of period
624,315
1,741,456

Cash and cash equivalents at end of period   $
811,731   $ 1,108,124

Supplemental disclosure of non-cash investing
activities:
 Real estate:
  Land
$
1,900,300                                    $
1,645,000
  Buildings and improvements
13,347,404
17,503,727
  Accumulated depreciation
(4,841,229)
(8,578,601)

       Real estate held for sale
                   $
10,406,475   $
10,570,126

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

The   financial  statements  include
the  accounts of               the
Partnership and the Framingham
Corporate
Center joint  venture (sold  in  the
first quarter of fiscal 1998) on a
consolidated basis.     The equity
method of accounting has been applied
to the  Partnership's 14.8% interest in
the Taxter Corporate Park property
because of the Partnership's continuing
ability  to exert significant influence
over Taxter.

The  Partnership's records are
maintained on the accrual basis of
accounting  for  financial reporting
and  tax  reporting purposes.

Net  income  per Unit of limited
partnership interest  amounts are
calculated  by dividing net income
allocated  to  Limited Partners, in
accordance with the Partnership
Agreement, by the weighted average
number of Units outstanding.

In  the  opinion  of  management, the
accompanying
financial statements,   which  have
not  been audited,   include   all
adjustments  necessary to present
fairly the results  for  the interim
period. Except for the reclassification
of real estate held  for sale and the
1998 gain on sale of real estate, such
adjustments consist only of normal
recurring accruals.

These financial statements should be
read in conjunction  with the annual
financial statements and notes thereto
included  in the  Partnership's annual
report on Form 10-K filed  with  the
Securities and Exchange Commission for
the year ended  October 31,
1998.  Operating
results of interim periods  may  not
be
indicative of the operating results
for the entire year.



 DEAN WITTER REALTY INCOME PARTNERSHIP
               II, L.P.

    Notes to Consolidated Financial
              Statements

2. Real Estate Held for Sale

On   February  16,  1999,  the
Partnership entered  into  an
agreement  with  New   Plan Excel
Realty  Trust,  Inc.,   an
unaffiliated party,  to  sell the
land  and  building  which comprise
the Pavilions at East Lake property.
As part  of  the Agreement, Dean
Witter Realty Income Partnership III,
L.P., an affiliate, also  agreed to
sell a retail property to New Plan.
The aggregate  negotiated sales price
of the properties  sold was
approximately  $24.1 million, of which
$14  million  was allocated  in the
agreement to the Pavilions  at  East
Lake property.  The purchase price was
paid in cash at closing  on March 1,
1999.  At closing, the Partnership
received proceeds, net  of closing
costs, an escrow deposit (described
below) and other  deductions,  of
approximately  $13.3 million.    Such
proceeds  ($75.13  per  Unit) were
distributed  100%  to  the Limited
partners on March 12, 1999.

Partnership sale proceeds of $250,000
are being held  in   an escrow account
to secure the Partnership's
obligations if any, pursuant  to
its  representations  and  warranties
in                 the agreement.   If
the buyer has not made any claims
against  the Partnership by September
1, 1999, the escrow deposit  will  be
released to the Partnership.

The Partnership has reclassified the
net carrying value of the Pavilions at
East Lake property to real estate held
for  sale as of January 31, 1999. The
Partnership's consolidated balance
sheet at January 31, 1999 also
included the following amounts related
to  the  property: deferred leasing
commissions  of approximately
$228,000, other assets of $190,000,
and accounts payable and other
liabilities of $159,000.

On  the  consolidated income statement
for  the three  months ended  January
31,  1999,  all of the  Partnership's
rental income,  property operating
expenses  and  depreciation  and
amortization expenses were






 DEAN WITTER REALTY INCOME PARTNERSHIP
               II, L.P.

    Notes to Consolidated Financial
              Statements


generated  by  the  Pavilions at East
Lake property.   On  the consolidated
income statement
for the year ended  October  31, 1998,
the  property  generated the following  income and
expenses: rental  income of approximately
$1,412,000, property operating expenses   of
$390,000  and  depreciation  and  amortization
expenses of $478,000.

3.   Investment in Joint Venture

In  1987,  the joint venture which owns Taxter
Corporate  Park sold  a  leasehold  interest  in
approximately  20%  of
the property's  space  to  KLM.  In 1998,  KLM
accepted  a  $6.75 million  purchase
offer for the leasehold interest,
which  the
joint  venture  had the right to
match. The partners  of  the joint
venture believe that inclusion of the
KLM space improves the  value and
salability of the property; however,
the  joint venturers   did not have
sufficient cash to fund the purchase.
Therefore, an affiliate of the
Managing General Partner,  (the
"Affiliate")  as an  accommodation,
purchased  the  leasehold interest on
February 8, 1999 for $6.75 million and
assumed the rights and obligations of
KLM thereunder.
On February 4, 1999, the joint venture
and KLM entered into  a new  lease
which allows KLM to continue to occupy
50%  of  the space subject to the
leasehold interest.  On February 8,
1999, the Affiliate also assumed the
rights and obligations of  the joint
venture under this new lease.
As  part of the purchase of the leasehold
interest, the  joint venture  received an option
to purchase the leasehold interest and  assume the
new lease from the Affiliate for  a  purchase
price  of $6.75 million plus any tenant
improvements,  leasing commissions and capital
expenditures incurred by the Affiliate in
connection with the leasehold interest
(collectively,  the "Resale Price").  The joint
venture also granted the Affiliate an  option  to
require  the joint  venture  to  purchase  the
leasehold  interest and assume the new lease  for
the  Resale price.   When the property is sold,
the joint venture will  be obligated  to purchase
the leasehold interest and  assume  the new lease
from the Affiliate for the Resale Price.

4.   Related Party Transactions

An affiliate of the Managing General Partner
provided property management   services  for
Taxter  Corporate  Park   (through December 31,
1998), Glenhardie I and II (sold April 1998)  and
Framingham   Corporate  Center  (sold  December
1997).
The
Partnership  incurred management fees of
approximately  $3,000 and   $31,000
for the three months ended January 31,
1999  and 1998, respectively.

Another  affiliate  of the Managing
General Partner  performs
administrative functions, processes
investor transactions  and prepares
tax
information for the Partnership.  For
the  three months  ended  January  31,
1999 nd  1998,  the Partnership
incurred approximately $65,000 and
$87,000, respectively,  for these
services. These amounts have been
recorded in  general and
administrative expenses.

As of January 31, 1999, the affiliates
were owed a total of approximately
$11,000 for these services.





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

As a result of property sales in
fiscal 1998, Partnership cash flow
from operations decreased during the
three months  ended January 31, 1999
as compared to 1998.

The  Pavilions at East Lake property
was sold on March 1, 1999 (see   Note
2  to  the
Consolidated  Financial  Statements).
Subsequently,  the  Partnership's
interest  in the   Taxter
Corporate Park office property
is  the  Partnership's  sole  property
interest. The  joint venture which
owns the Taxter  property is currently
marketing the  property  for sale,
with the objective of completing  the
sale  in fiscal year 1999.  However,
there can be no assurance the
Partnership will be able to achieve
this objective.

During  the first quarter of fiscal
1999, the overall  vacancy levels  in
the office market in Westchester
County, New  York, and  the west
Westchester sub-market in which Taxter
Corporate Park is
located  remained at approximately 18%
and 14%, respectively. Also during the
first quarter of fiscal 1999,
occupancy at the property  increased
slightly to more than  99%.  However,
in February 1999, total occupancy at
the property decreased to
approximately 83% because KLM vacated
approximately 10% of the property's
space and
another tenant vacated approximately
7% of  the space.  Also, the ability
of Cityscape, which occupies
approximately  12%  of the property's
space,  to  satisfy  its future
obligations under its leases (which
expire in 2000)  is uncertain because
Cityscape filed for bankruptcy
protection in 1998.   Leases
aggregating approximately  39% of  the
space expire  in  2001.  As described
in Note 3 to the  consolidated
financial statements, in February
1999,

 DEAN WITTER REALTY INCOME PARTNERSHIP
               II, L.P.

an  affiliate  of the Managing General
Partner acquired  KLM's leasehold
interest in the property and assumed
a  new  lease between the joint
venture and KLM.

During  the three months ended January
31, 1999, both  of  the Partnership's
remaining  properties generated
positive  cash flow  from  operations,
and it is anticipated that the  Taxter
property will continue to do so in
fiscal 1999.

During   the  three  months  ended
January  31, 1999,    the
Partnership's  cash  flow  from
operations  and distributions received
from the Taxter joint venture exceeded
its  capital expenditures  for tenant
improvements and leasing  commissions
at the Pavilions at East Lake
property.

The  Partnership did not pay any cash
distributions during the three  months
ended January 31, 1999.  In  March
1999,  the Partnership   will
distribute  approximately $13.3
million ($75.13  per  Unit), the net
proceeds from  the  sale  of  the
Pavilions  at East Lake property.  The
distribution  will  be paid   100%  to
the  Limited  Partner(see  Note
2   to   the
Consolidated Financial Statements).

The  Partnership expects to pay for
its share of the  purchase price  of
the former KLM leasehold interest from
its share  of the  proceeds  from the
sale of the  Taxter  property.
The
Partnership may also be required to
fund the costs of  capital
expenditures   at   the  Glenhardie
buildings pursuant   to commitments
made prior to the sale of the
buildings,  if  the aggregate   of
such costs,  when  all  projects  have
been completed, exceeds the escrow
deposit made in 1998 at  closing of
the sale of the property. Generally,
future cash distributions will be
paid  from  the remaining  proceeds
from the sale of the Taxter property,
the receipt, if any, of the escrow
deposit relating to the sale of the
Pavilions at East Lake property and
cash reserves. The  Partnership
believes that its cash reserves are
adequate for its need in fiscal 1999.


Except as discussed above and in the
consolidated financial statements, the
Managing General Partners is not aware
of any trends or events, commitments
or uncertainties that may have a
material impact on liquidity.

 DEAN WITTER REALTY INCOME PARTNERSHIP
               II, L.P.

Operations

Fluctuations  in the Partnership's
operating results  for  the three-
month period ended January 31, 1999
compared to 1998 are primarily
attributable to the following:

During the three months ended January
31, 1999, rental income, property
operating  expenses, and general and
administrative expenses  decreased
as  a result of the  1998  sales  of
the Framingham   Corporate  Center
and  Glenhardie I      and   II
properties.
The 1998 gain on sale of real estate
resulted from the sale of the
Framingham Corporate Center.
Interest  and other income decreased
in fiscal 1999  primarily because  the
Partnership  earned interest  in  1998
on  the proceeds from the sale of the
Framingham property, until  such
proceeds were distributed to Limited
Partners.
Depreciation  and  amortization
expenses decreased in  fiscal 1999
due  to the sale of the Glenhardie
buildings  in  April 1998.
There  were  no  other individually
significant factors  which caused
changes in revenues or expenses.
Inflation

Inflation  has  been  consistently

low  during the   periods presented

in the financial statements and, as a

result,  has not  had  a significant

effect  on  the  operations  of  the

Partnership or its properties.

















 DEAN WITTER REALTY INCOME PARTNERSHIP
               II, L.P.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form
8-K
             a)   Exhibits
                     An exhibit index
                     has been filed as
                     part of this
                     Report on Page
                     E1.
       b)   Reports on Form 8-K
                 None.

              SIGNATURES

Pursuant to the requirements of the
Securities Exchange Act of 1934, the
registrant has duly caused this report
to be signed on its behalf by the
undersigned there unto duly
authorized.
                              DEAN
                                WITTER
                                REALTY
                                INCOME
                                Partne
                                rship
                                II,
                                L.P.

                           By:
Dean Witter Realty Income

                              Properti
                              es II
                              Inc.
                              Managing
                              General
Partner



Date:  March     16 ,1999       By:
/s/E.
Davisson Hardman,
Jr.
                           E. Davisson
                           Hardman,
                           Jr.
                           President

Date:  March     16 ,1999       By:
/s/Charles
M. Charrow
                           Charles M.
                                Charro
                                w
                                Contro
                                ller
                                (Princ
                                ipal
                                Financ
                                ial
                                and
                                Accoun
                                ting
                                Office
                                r)

         Dean Witter Realty Income
Partnership
II, L.P.
                 Quarter Ended January
                          31, 1999
                          Exhibit
                          Index
Exhibit
No.
Description

10(h)            Purchase and Sale
Agreement
Dated as of
                 February 16, 1999
                 between Dean Witter
                 Realty Income
                 Partnership II, L.P.,
                 Dean Witter Realty
                 Income Partnership
                 III, L.P.,
                 and New Plan Excel
                 Realty Trust, Inc.

10(i)            Assignment and
Option Agreement
dated
                 February 8, 1999
                 between Taxter Park
                 Associates and DW
                 Taxter Special Corp

27   Financial Date Schedule


                               E1

          PURCHASE AND SALE AGREEMENT

     PURCHASE AND SALE AGREEMENT (this
"Agreement"), dated  as of  the 16th day of
February, 1999, by and between Dean Witter
Realty Income  Partnership  II,  L.P.,  a
Delaware limited partnership,  and  Dean
Witter Realty Income Partnership  III, L.P., a
Delaware limited partnership, each having
offices  c/o Dean  Witter Realty Inc., Two
World Trade Center, 64th  Floor, New  York,
New  York 10048 (collectively, the "Sellers"
and, individually,  a "Seller"), and New Plan
Excel  Realty  Trust, Inc.,  a Maryland
corporation, having an office at 1120 Avenue
of the  Americas, 12th Floor, New York, New
York 10036  (the "Purchaser").
                W I T N E S S E T H
   WHEREAS,  the  Sellers are the owners  of
the  following shopping centers:
     LOCATION                      OWNER
Pavilions at East Lake,  Dean Witter Realty
Income Marietta, Georgia        Partnership
II, L.P.

Westland Crossing,       Dean Witter
Realty Income
Westland, Michigan       Partnership
III, L.P.


     WHEREAS,  the Sellers and the Purchaser
desire to enter into an agreement whereby, subject to the terms and conditions contained herein, the Sellers shall sell the Shopping
Centers to the Purchaser and the Purchaser shall purchase the Shopping Centers from the Sellers.

     NOW,  THEREFORE, in consideration of the

mutual covenants and  agreements  hereinafter

set forth, and  intending  to  be legally

bound hereby, the parties hereby agree as

follows:

     1.  Sale of Shopping Centers.

     Each  Seller agrees to sell and convey to

the Purchaser, and  the Purchaser agrees to

purchase from each Seller, at the price and

upon the terms and conditions set forth in


this Agreement, all those certain plots, pieces and parcels of land described in
Schedule 1 hereto (the "Land") listed thereon as owned by


     such Seller, together with (i) all
buildings, structures, attached  fixtures  and
landscaping and  other  improvements situated
on the Land (collectively, the "Buildings"),
(ii) all easements,    rights   of   way,
reservations, privileges,
appurtenances,  mineral, oil and gas rights,
development,  air and  water rights, and other
estates and rights of such Seller pertaining
to the Land and the Buildings, (iii)  all
right, title  and  interest  of such Seller
in  and  to all  signs, fixtures, machinery,
equipment, supplies and other articles of
personal property attached or appurtenant to
the Land  or  the Buildings, or used in
connection therewith (collectively,  the
"Personal  Property"), (iv) all right, title
and interest  of such  Seller, if any, in and
to the trade names  of  the  Land and/or  the
Buildings, (v) all right, title and  interest
of such Seller,  if  any, in and to all strips
and
gores,  all alleys  adjoining the Land, and
the land lying in the  bed  of any street,
road or avenue, opened or proposed, in front
of or adjoining the Land to the center line
thereof, and all  right, title and interest of
such Seller, if any, in and to any award made
or  to be made in lieu thereof and in and to
any  unpaid award  for any taking by
condemnation or any damages  to  the Land  or
the Buildings (the Land, together with all  of
the foregoing   items  listed  in
clauses  (i)-(v)  above   being hereinafter
sometimes referred to as to each separate location listed on Schedule 1 as a "Shopping
Center"; collectively,  as the  "Shopping
Centers"; with respect to the property
located in  Michigan, the "Michigan Shopping
Center"; and with respect to the property located in Georgia, the "Georgia Shopping
Center"),  (vi)  all  Leases,  Licenses,
Contracts  and  any
warranties or guaranties relating thereto, and relating to the Shopping Centers, and (vii) any plans and specifications, books, records and files of such Seller, whether maintained by the Sellers or by any agent of the Sellers, relating solely to any of the foregoing.

          1.1.  Excluded Property.
          Specifically excluded from the
     Shopping Centers  and this  sale  are
     all  items  of
personal  property
not
     described  in  Section  1  and  the
items
     described in Schedule 2 annexed hereto and made a part hereof.

          1.2.  Closing Date.

          The  delivery  of the Deeds and the
     consummation of the transactions contemplated by this Agreement

          (the "Closing") shall take place in the following locations on the following dates
     (each, a "Closing Date"), or by mail or on such earlier dates as the Sellers and the Purchaser may agree to in writing:

          (a) Georgia Shopping Center: two (2) business days after delivery to the Purchaser of the Kroger and ACE Hardware parking estoppels described in
     Section 4.3, but in  any  event no later than March
     31, 1999. The Closing shall occur at the offices of Bingham Dana LLP in Boston at 10:00 a.m.

          (b) Michigan Shopping Center: five (5) business days after the Purchaser gives the Sellers notice that it is satisfied that the construction at the Michaels Stores, Inc. has been completed, if such be the case, which notice by the Purchaser shall be given within three (3) business days after receipt by the Purchaser of the Estoppel
     Certificate provided by Michaels Stores, Inc., but in any event, the Closing shall occur, if such be the case, no later than April 30, 1999, unless extended by agreement of the Sellers and the Purchaser. The Closing is to occur at the offices of Bingham Dana LLP in Boston at 10:00 a.m.

     2.  Purchase Price.
     The  purchase  price to be paid by the Purchaser  to
the Sellers  for  the Shopping
Centers (the "Purchase  Price")  is Twenty-Four
Million    One Hundred                   Thousand
Dollars
($24,100,000.00) payable as follows:

          (a)   Five  Hundred  Thousand
    ($500,000.00)  Dollars (the "Downpayment"),
     shall be payable simultaneously with the
     execution and delivery of this Agreement, by
     delivery to  Lawyers  Title  Insurance
     Corporation  (the  "Escrow Agent")  by a bank
     wire transfer of immediately available funds
     to an account designated in writing by the
     Escrow Agent.  For the purposes of this
     Agreement, Three Hundred Thousand  Dollars
     ($300,000) of the Downpayment shall  be
     attributed  to the Georgia Shopping Center
     (the  "Georgia Downpayment"),   and   Two
Hundred   Thousand
Dollars ($200,000) of the Downpayment shall be attributed to the Michigan Shopping Center
     (the "Michigan Downpayment").

          The  Downpayment shall be held and

     disbursed by  the Escrow

Agent  in  accordance with the terms of Section
16.  At  the
Closing

          for   the   Georgia  Shopping  Center,
     the Georgia Downpayment and any interest accrued thereon shall be applied against the Purchase Price, i.e., the Purchaser shall receive a credit of Three Hundred
     Thousand Dollars plus applicable interest against the portion of the Purchase Price payable pursuant to Section 2(b) and only the Michigan Downpayment and any interest accrued thereon shall continue to be held by the Escrow Agent.
If the Closing shall occur with respect to the Michigan Shopping Center, the
     Sellers shall be entitled  to
     receive  the Michigan Downpayment
     and any interest  accrued
     thereon, and  the Michigan
     Downpayment and such interest
     shall  be credited,  in
     Purchaser's favor, against the
     portion  of the  Purchase  Price
     payable pursuant  to Section
     2(b) solely to the extent that
     such interest accrues up to and
     including the Adjustment Date.

          (b)  The  balance of the
     Purchase Price (i.e.,  the
     Purchase Price minus the credit
     set forth in Section 2(a) above,
     plus  or minus the apportionments
     set  forth  in Section 3, shall
     be delivered to the Escrow Agent
     on  the day  prior to Closing to
     be paid at the Closing  by  bank
     wire  transfer of immediately
     available funds to Sellers'
     account or to the account or
     accounts of such other party or
     parties  as  may be designated by
     the Sellers  on  or before the
     Closing Date.

      (c)  The Purchase Price for
               each individual
Shopping
               Center is


as follows:




     Shopping Center
Purchase Price
       1. Pavilions at East
$14,000,000.00
Lake
 2. Westland Crossing   $10,100,000.00

          (d)   Because the Closings
occur with respect to the
     Shopping  Centers  on different
     dates  (i) the  Purchase Price
     to  be  paid  at each such
     Closing  shall  be  the
     applicable Purchase Price as set
     forth in  Section  2(c) for  the
     applicable Shopping Center being
     closed and (ii) the
     apportionments to be performed
     pursuant to Section  3 shall  be
     calculated only with respect to
     that
     Shopping Center being closed.

     3.  Apportionments

     The  following shall be
apportioned between the  Sellers and
the Purchaser for all Closings as of
11:59 P.M. on the day preceding  the
Closing Date (the "Adjustment Date"),
in  the manner set forth in Section
3.1:

          (a)  prepaid rents, rents
     for the month in which the
     Closing  occurs  and Additional
     Rents and  other  amounts payable
     by tenants, if, as and when
     received, subject  to Section
     3.3,  together with a reduction
     to the Purchase
     Price  equal  to  the  net
present  value
of  any  free occupancy  period,  free
     tenant improvements,  or  other
     similar concessions to any tenant
     under  any  Lease in effect as of
     the date hereof which, by the
     terms of  such Lease, are to
     occur on or after the Adjustment
     Date;

          (b)  real estate taxes, special assessments
               (but only any installment relating to
               the period in which the Adjustment
               Date occurs), water charges, sewer
               rents and vault charges, if any, on


  (c)  the basis of the fiscal years (or applicable
                       billing
               period if other than a fiscal year),
               respectively, for which same have been
               assessed, subject to Section 3.2;

          (c)   value  of  prepaid fuel  belonging
     to  Seller stored  on  the  Shopping Centers, at
     the Sellers'  cost, including any taxes, on the
     basis of a
statement from the Sellers' suppliers;
          (d)   charges and payments
     under Contracts that  are being
     assigned to the Purchaser
     pursuant to the terms  of the
     agreements listed on Schedule 3
     or permitted renewals or
     replacements thereof;
          (e)    any   prepaid
     items, including,   without
     limitation,  fees for licenses
     which are  transferred  to the
     Purchaser  at  the  Closing and
     annual permit  and inspection
     fees;
          (f)    utilities,
     including,  without
limitation, telephone, steam,
electricity and gas companies,  on
the basis of the most recently issued
bills therefor, subject to adjustment
after the Closing when the next bills
are available, or if current meter
readings are available, on the  basis
of such readings (provided, that the
foregoing shall specifically exclude
any deposits of  the Sellers with
respect to such utilities);
          (g)  personal property taxes
     payable by the owner of a
     Shopping Center regardless of
     identity, if any, on the basis of
     the fiscal year for which
     assessed;
    (h)   all  other  expenses  and
     revenues  from  the operation  of
     the Shopping Centers other than
     rents  and Additional Rents
     (including, without limitation,
     parking charges,  tenant  direct
     electrical reimbursements,  HVAC
     overtime charges, and telephone
     booth and vending machine
     revenues);
          (i)   New  Lease  Expenses
     as  provided in  Section 11.1.2;
          (j)  at the Closing of the
     Michigan Shopping Center, to  the
     extent  not
     already paid by  the  Sellers,
     the Purchaser shall receive a
     credit (i) in  the  amount
    of $373,800  for  the tenant
              allowance
     granted  to  Michaels Stores,
     Inc., and (ii) for any unpaid
     brokerage fees  due under the
     Michaels Stores, Inc. lease;
          (k)  at the Closing of the Michigan
               Shopping Center, to the extent not
               already paid by the Sellers, the
               Purchaser shall receive a credit
               for any amounts due pursuant to
               Exhibit D-

  1,  Paragraph G.4 of the Michaels Stores, Inc.
                       lease
          regarding a payment of One Thousand
          (l)  Dollars ($1,000.00) for each day
subsequent to February
               28, 1999 extending to the
               Completion Date (as defined in the
               Michaels Stores, Inc. lease);

   (l)  at the Closing of the Michigan Shopping
                      Center,
     the Purchaser shall receive a credit equal to the amount of Minimum Rent, Common Area
     Charges  and
 Real  Estate Taxes (all as defined in
                  the
     Michaels Stores, Inc. lease) for
     the period commencing on the day
     after the Adjustment Date
     continuing up to the Rental
     Commencement  Date  (as defined
     in the Michaels Stores, Inc.
     lease), during which period
     Michaels Stores, Inc. is not
     required
    under  its lease  to  pay  such
              costs.  If
     such  amount  cannot  be
     definitively determined at the
     Closing, the parties agree to
     use  the estimated amount of
     Ninety Thousand  TwentyFour
     Dollars  ($90,024), which amount
     represents  ninety
     (90)  days  of  payments  of
Minimum  Rent,
Common  Area
     Charges and Real Estate Taxes and
     which amount is  to  be adjusted
     after the Closing within thirty
     (30) days of the final amount
     being determined; and

          (m)  such other items as are
     customarily apportioned between
     sellers and purchasers of real
     properties  of  a type  similar
     to the  respective Shopping
     Centers  and located  in  the
     County in which the respective
     Shopping Centers are located.
          3.1.  Taxes.
          If   the  amount  of  water
charges,
sewer  rents,
     personal  property  taxes or real
     estate taxes  for        any
     Shopping  Center  for the
     fiscal year  during  which  the Closing
     occurs  is  not finally  determined
     at   the
     Adjustment  Date, such taxes and other
charges  shall  be
     apportioned  on  the  basis of the  full
amount         of  the
     assessment  for  such period (or the
assessment  for  the
     prior  tax  or  other  period if the
assessment  for  the
     current tax period or other period is not
     then known) and the   rate
for   the
     immediately   prior   tax   year,
    notwithstanding  any  provisions  of  law
which           permit
     reduced payment pending final determination,
     and shall be reapportioned as soon as the
     new tax rate and/or rate for other  charges
     and
valuation, if any, has  been
finally determined            and  the  tax bill
or  other
bill  has  been
     received.  If any taxes which have been
     apportioned shall subsequently be reduced by
     abatement, the amount of  such abatement, less the
     cost of obtaining the same and after deduction  of
     sums payable to tenants
under  Leases  or expired                       or
terminated Leases,  shall  be
equitably
     apportioned between the parties hereto.

          3.2.  Rents.

               3.2.1.  Arrearages.

               If on the Closing Date any tenant
          is in arrears in  the  payment of rent
          or has not  paid  the  rent payable  by
   it for the month in which  the              Closing
          occurs  (whether  or not it is in
          arrears  for  such month                    on
the Closing
                Date), any rents received  by
          the  Purchaser  from such tenant after the
Closing
          shall be applied to amounts due and payable by
          such tenant during the
following periods in the following order    of  priority:
(i) first,  to  the  month(s)
          following  the month in which the
          Closing  occurred, (ii)  second,  to
the month in  which  the
Closing occurred, and (iii) third, to the
          month(s) preceding the  month in
          which the Closing occurred.  If
          rents or  any portion thereof
          received by the Sellers or the
          Purchaser after the Closing are due
          and payable to the other party by
          reason of this allocation, the
          appropriate sum, less a
          proportionate share  of  any
          reasonable  attorneys' fees and
          costs and  expenses expended  by
          the Purchaser in connection  with
          the collection  thereof, shall be
          promptly paid  to  the
          other  party.  The obligations of
this Section   3.2.1
          shall survive the Closing.

               3.2.2.  Additional Rents.
               If  any  tenants are required
          to pay percentage rent,  escalation
       charges for  real  estate  taxes,
          parking  charges, operating expenses
          and maintenance escalation    rents
          or charges,   cost-of-living
          increases  or other  charges of  a
          similar  nature ("Additional
          Rents") and any Additional Rents
          are received from a tenant after the
          Closing Date,  then the   Purchaser
          and/or  Sellers  shall  apply  such
          Additional Rents (i) first, to the
          applicable rental period(s)
          following the period in which the
          Closing occurred, to the extent of
          any Additional Rents  due and  owing
          for such period, (ii)  second,  to
          the applicable  rental  period  in
          which the  Closing
          occurred, to the extent of any
          Additional Rents  due and  owing for
          such period, and (iii) third, to
          the applicable rental period(s)
          preceding the period  in which  the
          Closing occurred, to the extent  of
          any Additional  Rents  due and owing
          for such  period, less,   in  the
          case  of
rents  received  by
the Purchaser, a proportionate share of any reasonable attorneys' fees and costs and expenses expended  by
          the Purchaser in connection
          with collection thereof.

               Notwithstanding  the
foregoing
          allocation,  if and  to the extent that
          any remittance of Additional Rents  is
          accompanied by express directions  from
          a tenant that such Additional Rents are
          allocable to a specific rental period,
          such Additional Rents  shall be  applied
          first to the rental period so specified,
          and  the  remainder shall be applied  in
          accordance with  the  immediately
preceding sentence.                          To
the extent     that  such  Additional  Rents
consist        of
          percentage  rents, such Additional
          Rents  shall  be allocated  under
          this Section 3.2.2  based  on  the
          assumption
          that such Additional Rents are
earned
          at a  constant rate during the
          course of the period for which
          such   Additional
Rents  are     paid.
The
    obligations of this Section 3.2.2 shall
          survive  the Closing.

         3.2.3.  Collection After the
Closing.

               After  the Closing, each Seller
          shall continue to have the right, in its own name, to demand payment of and to collect rent and Additional Rent arrearages owed to such Seller by any tenant, which right shall include, without limitation, the right to continue (subject to the next sentence following) or commence legal actions or proceedings against any tenant, and delivery of the Lease Assignment shall not constitute a waiver by the
Sellers  of  such right.                     The Sellers
shall not disturb or  otherwise
            interfere with any tenant in its
          occupancy and use of its leased portion of the Shopping Centers in the exercise of its rights under this Section 3.2.3. Subject to the preceding sentence, the Purchaser agrees to cooperate with the Sellers in connection with all reasonable efforts by the Sellers to collect such rents and Additional Rents and to take all reasonable steps as may be necessary to carry out the intention of the foregoing without out-ofpocket third party costs to the Purchaser.

3.2.4.  Settlements by Sellers.

               In  the  case of amounts payable by
          tenants  to any  Seller  for periods of time
          ending  before  the Adjustment
          Date  but to become  payable  thereafter when
          bills are rendered (such as annual
computations of                          Additional
Rents) the  Sellers  shall   after
          settlement  prepare  and  promptly deliver
          to  the Purchaser  the information necessary
          to prepare  the
          bills  to  the  tenants.  Each Seller
          warrants  and represents that such
          information
will be true, complete and correct.  All such charges
shall be paid  to  the  Purchaser and adjusted and
applied as  provided herein.
          3.3.  Water.
          If  there  is a water meter on the Shopping
     Centers, the  Sellers shall furnish a reading to
     a date  not  more than thirty (30) days prior to
     the Closing Date, and  the unfixed  water
     charges and sewer  rent,  if any,  based thereon
     for the intervening time shall be apportioned  on
     the  basis of such last reading.  In addition,
     if  there are any such charges submetered to
     tenants and payable by them   directly  to  the
     Sellers, Sellers   shall use
     reasonable efforts to obtain readings thereof as
     of  the Adjustment  Date  on  or  before
the  date  specified  in Section              3.1,
and  such items shall  be  prorated,  and
     adjusted and applied in mode and manner as with respect to Additional Rents.

          3.4.  Utilities.

          The  Sellers  will obtain final cut-off
     readings  of fuel,   telephone,  electricity,
     and  gas  as   of                             the
     Adjustment  Date on or before the Adjustment
Date.     The
     Sellers  shall  pay  the  bills based  on
     such  readings promptly  after  the same are
     rendered.  If  arrangements cannot  be made
     for any such cut-off reading, the parties
     shall  apportion  the charges for such
     services  on  the basis  of  the bill
     therefor for the most recent  billing period
     prior to the Adjustment Date, and the Sellers
     and Purchaser  shall promptly readjust the
     apportionments  in accordance  with the
     actual bills upon their  receipt  by the
     Purchaser or the Sellers.  In addition, if
     there are any  such  charges submetered to
     tenants and  payable  by them   directly  to
the  Sellers,  Sellers
shall   use reasonable  efforts  to obtain
readings
thereof  at  the Adjustment  Date, and
                 such
     items shall be  prorated,  and
     adjusted  and applied in mode and
     manner as with  respect to
     Additional  Rents.  The Sellers
     shall retain  all  of their
     deposits  with the providers of
     utility  services, and the
     Purchaser shall have no rights to
     such deposits.

    3.5.  Post-Closing Adjustments.

          If  any of the items subject
     to apportionment  under the
     foregoing provisions of this
     Section 3 cannot finally be
     apportioned  at the Adjustment
     Date  because of  the
     unavailability  of the
     information necessary  to
     compute such  apportionment, or
     if any errors  or  omissions  in
     computing apportionments are
     discovered subsequent to the
     Closing,  then such item shall be
     reapportioned and  such errors
     and
     omissions corrected as soon  as  practicable
     after the Closing Date and the
          proper  party  reimbursed,  which
     obligation  shall survive  the Closing, in the
     case of errors or omissions, for  a  period of
     sixty (60) days after the Closing Date.
     Notwithstanding any of the foregoing
     provisions  of  this Section  3.5  to  the
     contrary, the  Purchaser  and  the Sellers
     agree  that  the sixty (60) day  limitation
     set forth in this Section 3.5 shall not apply
to an inability to
calculate apportionments  as  a  result
of   the unavailability of information necessary to
  compute such apportionment, and that the obligation to reapportion in such circumstance shall survive the Closing forever.



          With  respect to the Michigan
     Shopping Center, after the Closing the Purchaser will pay to the Seller One
     Hundred  Fifteen Thousand Four Hundred
     Dollars ($115,400) if the following
     conditions are satisfied: (i) the Seller has entered into a triple net lease with J.R. Holcomb & Co. for 4,400 leaseable square feet at an annual rental of not less than $11.50 per square foot for a minimum 5 year term, and (ii) the other provisions of said lease are substantially similar to those contained in the Seller's standard lease form and per the term sheet provided to Purchaser. Said credit will be due and payable to the Seller within five (5) business days of the date on which the tenant commences paying rent under the lease.
     The Seller shall pay directly to the
     broker any  commission for said lease
     when such amount is due. The Purchaser shall be responsible for all buildout and other costs as per the term sheet, excluding legal fees, required to move the tenant into its space.

     4.  Due Diligence Period.

     Notwithstanding   anything  to  the
contrary contained herein, the Purchaser shall have until the date of this Agreement for the Georgia Shopping Center and for the Michigan Shopping Center, or such shorter periods as the Purchaser may elect
(each, a "Due Diligence Period"), to examine title to the respective Shopping Center, to inspect the physical and financial condition of the respective Shopping Center and to review the Property Information.

          4.1.  Access to the Shopping
Centers.
          During  the Due Diligence Period,
     and subsequent  to the  end  of  such
     period until the termination  of  this
     Agreement   or  the
Closing,  the  Purchaser   and
the Purchaser's Representatives shall have
the
     right to enter upon  the  Shopping
     Centers and their books, records
     and files for
     the  sole  purpose  of  inspecting
     the Shopping  Centers (including,
     without limitation, interviewing
     tenants, and speaking to  one
     individual  at  each  Shopping
     Center location designated by the
     Sellers as representing the
     onsite  property manager, such
     person to have knowledge  of the
     management and operations of such
     Shopping Centers) and  making
     surveys, soil borings,
     engineering tests  and
     other     investigations,
inspections
and     tests
     (collectively, "Investigations"),
     provided (i) as to each Shopping
     Center, the Purchaser shall give
     the Sellers not less  than  one
     (1) business day's prior  notice
     (which notice  may  be
     telephonic) before each entry,
     and  (ii) neither the Purchaser
     nor the Purchaser's
     Representatives shall  permit any
     borings, drillings or samplings
     (other than  asbestos  samplings)
     to be  done  on the  Shopping
     Centers without the Sellers'
     prior consent, which consent
     shall not be unreasonably
     withheld or delayed.  Any entry
     upon the Shopping Centers and all
     Investigations shall be conducted
     during the Sellers' normal
     business hours  and at  the sole
     risk and expense of the Purchaser
     and the Purchaser's
     Representatives, and shall not
     unreasonably interfere  with the
     activities on or about  the
     Shopping Centers of the Sellers,
     its tenants and their employees
     and invitees.  The Purchaser
     shall:

               (a)   if  the  Closing
          does not occur  on  the
          Closing  Date,  promptly
          repair any  damage  to  the
          Shopping Centers   resulting
          from   any    such
          Investigations and replace,
          refill and regrade  any
          holes made in, or
          excavations of, any portion
          of the Shopping  Centers
          used for such Investigations
          so that  the Shopping
          Centers shall be in
          substantially the same
          condition that they existed
          in prior  to such
          Investigations.   Until the
          Purchaser  either repairs
          such damage or closes on the
          acquisition  of the
          Shopping  Centers,  it
          shall  take all  steps
          necessary  to ensure that
          such unrepaired conditions
          shall  not further
          deteriorate or cause any
          harm
          to persons or property;

         (b)   fully comply with all Laws
          applicable  to the Investigations;
 (d)  permit the Sellers to have a representative
                      present
               during all Investigations at any
               Shopping Center undertaken
               hereunder, provided the presence of
               such a

  [c]  representative shall not be a condition to
                    the   Purchaser's   ability
                    to   conduct Investigations;

  (d)   furnish  to the Sellers, at the  Sellers'
          election  and at no cost or expense to
          the  Sellers other    than
          reimbursement   for
          the    actual out-of-pocket expenses of
          the Purchaser evidenced by copies  of
          third party invoices, copies of all surveys, soil test results, engineering, asbestos, environmental and other studies and reports relating to the Investigations prepared by third parties (other than work product of counsel) which the
          Purchaser shall obtain with respect to
          the  Shopping Centers  promptly after
          the Purchaser's  receipt  of same;

               (e)  not allow the Investigations
          to result  in any  liens,  judgments or
          other  encumbrances  being filed or
          recorded against the Shopping Centers,
          and the  Purchaser shall, at its sole
          cost and  expense, promptly  discharge
          of record, by bond or otherwise, any
          such liens or encumbrances that are so
          filed  or recorded  (including, without
          limitation, liens  for
   services, labor or materials furnished); and
               (f)   indemnify  the Sellers and
          the  Sellers' Affiliates  and  hold the
          Sellers and  the  Sellers' Affiliates
          harmless from and against  any  and  all
          claims,  demands, causes of action,
          losses, damages, liabilities, costs and
          expenses (including,  without
          limitation,   reasonable   attorneys'
          fees and
          disbursements) suffered or incurred by
          the  Sellers or any of the Sellers'
          Affiliates and arising out of or in
          connection with (i) the Purchaser's
          and/or the Purchaser's Representatives'
          entry upon the Shopping Centers  for
          the  Investigations, and/or  (ii)  any
          liens or encumbrances filed or recorded
          against  the Shopping   Centers   as   a
consequence                                 of
the Investigations.  The foregoing indemnity
          shall  not be  deemed  to apply to
          claims, demands,  causes  of action,
          losses,  damages,  liabilities,  costs
          or expenses arising solely out of the
          Purchaser and the Purchaser's
          Representatives  discovering
          a   preexisting   environmental
          contamination
           or  violation of  Applicable
          Environmental Laws.  However, if  the
          Purchaser's   or  the  Purchaser's
          Representatives' physical  conduct in
          investigating any  pre-existing
          environmental
               contamination  is performed in  a
          commercially unreasonable manner and
          such performance  physically worsens
          such  contamination,  then  the
          foregoing indemnity   shall  apply  only
to   such
worsened
          condition    (but   specifically
excluding any
          consequential damages), but shall not
         apply to  such pre-existing
          contamination.

          The provisions of this Section 4.1
     shall survive the termination of this
     Agreement and the Closing.

4.2.  Purchaser's Termination Notice.

          The  Purchaser shall have the
     right in its sole  and absolute
     discretion to elect to terminate this
     Agreement in  respect of any Shopping
     Center (subject to  the  last sentence
     of  this Section 4.2) by giving written
     notice (the  "Purchaser's Termination
     Notice") of such  election to
 the  Sellers at any time prior to 5:00 P.M.
     New  York time on the last day of the
     Due Diligence Period for  the
     applicable Shopping Center.  If for any
     reason whatsoever the
Sellers  shall  not  have  actually
received   the Purchaser's  Termination
Notice  for  a
     Shopping  Center prior  to the expiration of the Due
     Diligence Period  for such  Shopping Center, the
     Purchaser shall be  deemed  to have  irrevocably
     waived its right of termination  under this  Section
     4.2 for only such Shopping Center, and such right  of
     termination shall be of no  further  force
     or effect.                                       If
     the  Purchaser exercises  its  right   to
     terminate  this  Agreement with respect  to
     the  Georgia Shopping   Center,   this
     Agreement   shall
     terminate altogether, and the Purchaser shall not retain the right to purchase the Michigan Shopping Center.

    4.3.  Estoppel Certificates.

          Promptly  after  execution
     and delivery  of   this
     Agreement,  the  Sellers agree
     to  request  an  estoppel
   certificate  (collectively, the
              "Estoppel
     Certificates") from  each
tenant  under  a
     Lease.   The  Sellers  shall deliver to the
     Purchaser, on or before the Closing Date, Estoppel Certificates for each tenant under a lease for more  than  5,000 square feet of rentable  space
     in any Shopping Center, and for not less than seventy-five percent (75%) of the other tenants on  an
individual Shopping                               Center
basis (collectively,  the   "Required
Estoppel Certificates").  The Estoppel
     Certificates shall be  in  the
     form annexed hereto as Exhibit G
     and  made  a part  hereof (except
     for the Estoppel  Certificate
     for Michaels  Stores,  Inc. at
     the Michigan Shopping  Center
     which shall be in the
          form  annexed hereto as
     Exhibit G-1 and made a  part
     hereof, and except for the
     Estoppel Certificates for  ACE
     Hardware  and Kroger at the
     Georgia Shopping Center  each of
     which  shall  contain  a
     statement  by said  tenant
     approving existing parking,
     including existing layout and
     number  of spaces and further
     stating that they will
     not require
future   changes
     in   layout   and
number
     (alternatively,  said  approval  by  tenant
     of existing parking may be reflected in a separate letter)), and when returned by tenant, shall not contain any discrepancy, adverse claim or exception; provided, however, if any tenant (except ACE Hardware, Kroger and Michaels Stores, Inc.) is required or permitted under its Lease to deliver an Estoppel Certificate different
     from  Exhibit   G,
     Purchaser  shall  accept  from the  tenant the  form  so
     required or permitted under the Lease, if any such Estoppel Certificate is obtained, provided, that
such Estoppel                                   Certificates
shall
     be   delivered                               without
     discrepancy,  adverse  claim or exception.
The  Sellers
     shall   be   obligated  to  satisfy,  prior
     to  Closing, discrepancies, adverse claims or
     exceptions contained  on Estoppel
     Certificates, provided  such   discrepancies,
            adverse  claims or exceptions can be
     satisfied by payment of liquidated amounts not to exceed $75,000 on an individual Shopping Center
     basis.   The  Sellers  will deliver each Estoppel
     Certificate received by the Sellers to  the Purchaser
     promptly
following the Sellers' receipt thereof.           The
Sellers  may, in their  sole  discretion,
     adjourn  the Closing one or more times for up
   to  thirty (30)   days   in  the
               aggregate
     in  order  to
     address
     discrepancies,  adverse  claims
or exceptions  on the
     Estoppel Certificates, including
     the Estoppel Certificate for
     Michaels  Stores, Inc.  In
     the  event  one  or  more Estoppel
     Certificates    are returned    containing
     discrepancies, adverse claims or exceptions that cannot be satisfied by payment of $75,000 as set forth above, and the Sellers do not resolve such matters by paying liquidated amounts, the Purchaser shall have the right to terminate this Agreement.

          In  the  event the Seller
     does not
deliver both  the Kroger and the ACE

Hardware parking Estoppel Certificates

(or  separate agreements) described

above by  March  31, 1999, the

Purchaser shall receive a credit at

the Closing for  the  Georgia Shopping

Center in the  amount  of  One Hundred

Thirty-Five Thousand Dollars

($135,000).

4.4  Termination of Contracts.

          On  or  before  the Closing
     Date, the Sellers  will terminate
     each property management
     agreement or  leasing agreement
     to which such Seller is a party
     with respect to any  Shopping
     Center.  The provisions of this
     Section 4.4 shall survive the
     Closing.


5.  Title
Subject to the provisions of this
Section 5, the Sellers shall convey
and the Purchaser shall accept title
to the Shopping Centers subject to
those matters set forth on Schedule 5
hereto (collectively the "Permitted
Encumbrances").  The Sellers have
delivered to the Purchaser (i)
commitments (collectively, the "Title
Commitment") for owner's fee title
insurance policies dated as of a
recent date with respect to the
Shopping Centers from Lawyers Title
Insurance Corporation (the "Title
Company"), and (ii) a current as-built
survey ("Surveys") by a licensed
surveyor of each of the Shopping
Centers which describes such Shopping
Center and contains a surveyor's
certificate in favor of Purchaser,
which will be amended to include such
other parties as Purchaser shall
designate.  The final title insurance
policies shall include the
endorsements set forth on Schedule 4
hereto.

     The Sellers have ordered, and
will deliver to the Purchaser once
received, (A) UCC lien searches for
each Seller and for each Shopping
Center for each state and local filing
office where filings must be made to
obtain perfected security interests in
the personal property at the Shopping
Center, and (B) judgment searches,
bankruptcy court searches and federal
tax lien searches for each Seller for
each state in which such Seller owns a
Shopping Center (collectively, the
"Lien Searches").

    5.1  Unacceptable Encumbrances.

          If  the Title Commitment,
     the Lien Searches, or  the
     Surveys indicate the existence of
     any liens, encumbrances or other
     defects or exceptions in or to
     title to  the Shopping   Centers
     (collectively, the
     "Unacceptable Encumbrances")
     subject
to  which  the   Purchaser   is
unwilling  to accept title and the
Purchaser  gives  the Sellers  notice
of  the same within fourteen (14)
days after  receipt of the later of
the Title Commitment,  the Lien
Searches,  the Survey,  the
underlying  exception documents or all
pro forma endorsements, as
     applicable, the Sellers shall
             undertake to
     eliminate the same subject to
     Section 5.2. The Purchaser hereby
     waives  any  right the Purchaser
     may have to advance as objections
     to title or  as grounds for the
     Purchaser's refusal to close
     this transaction any Unacceptable

          Encumbrance which the
     Purchaser does not notify  the
     Sellers  of  within such fourteen
     (14) day period  unless (i) such
     Unacceptable Encumbrance was
     first raised by the Title Company
     or surveyor subsequent to the
     date of the Title  Commitment  or
     the Survey, or such  Unacceptable
     Encumbrance was first reflected
     in the Lien Searches,  or the
     Purchaser shall otherwise first
     discover same or  be advised  of
     same  subsequent to the date  of
     the  Title Commitment,  the Lien
     Searches, or the Survey,  and
     (ii) the Purchaser shall notify
     the Sellers of the same within
     five  (5) business days after the
     Purchaser first becomes aware of
     such Unacceptable Encumbrance.
     The Sellers may, in their sole
     discretion, adjourn the Closing
     one or more times  for  up  to
     thirty (30) days in the aggregate
     in order to eliminate
     Unacceptable Encumbrances.
    5.2  Removal of Unacceptable
Encumbrances.
          The  Sellers  shall not be
     obligated  to bring  any action
     or  proceeding, to make any
     payments or otherwise to  incur
     any expense in order to eliminate
     Unacceptable Encumbrances  not
     waived by the Purchaser or to
     arrange for  title insurance
     insuring against enforcement of
     such Unacceptable Encumbrances
     against, or collection  of  the
     same  out  of,  the  Shopping
     Centers;
   except  that  the Sellers  shall  satisfy
     (i)  mortgages,  taxes  and  any
     (Sellers' voluntarily  created)  liens
     secured  by or affecting  the Property,
     and (ii) judgments  against  the Sellers
     or other liens (collectively, "Liens")
     secured by or affecting the Shopping
     Centers which can be satisfied by
     payment of liquidated amounts
not to exceed  $100,000 in  the aggregate for
all such other Liens.  Sellers  may eliminate
any  such  Unacceptable  Encumbrance  by
the
     payment of amounts necessary to cause the
     removal thereof of  record or by arranging
     for title insurance reasonably satisfactory
to   the   Purchaser   insuring
against
     enforcement of such Unacceptable Encumbrance against, or collection of the same out of, the Property.

5.3  Options Upon Failure to Remove Unacceptable
Encumbrances.

          If  the  Sellers  are  unable or,
     pursuant  to  the limitations on expenditures
set forth in Section
5.2, not otherwise   obligated  to  eliminate
all
      Unacceptable Encumbrances not waived by the Purchaser, or to arrange for title insurance acceptable to the Purchaser insuring against enforcement of such Unacceptable Encumbrances against, or collection of the same out of, the

          Shopping  Centers, and to convey title in
     accordance with the terms of this Agreement on or
     before the Closing Date (whether or not the
     Closing is adjourned as provided in Section 5.1),
     the Purchaser shall elect on the Closing Date,  as
     its  sole remedy for such  inability  of  the
     Sellers, either (i) to terminate this Agreement as
     to
the Shopping
Centers affected   by   such   Unacceptable
  Encumbrances by notice given to the
                Sellers
     pursuant  to Section  14.1, in
     which event the provisions  of
     Section 14.1 shall apply, or (ii)
     to accept title subject to such
     Unacceptable Encumbrances and
     receive no credit  against, or
     reduction of, the Purchase Price.

      5.4  Use of Purchase Price.
          If  on  the Closing Date
     there may be any  Liens  or other
     liens or encumbrances which the
     Sellers must pay or discharge in
     order to convey to the Purchaser
     such  title as is herein provided
     to be conveyed, the Sellers may
     use any  portion of the Purchase
     Price to satisfy  the  same,
     provided:
               (a)  the Sellers shall
          deliver to the Purchaser or
          the Title Company, at the
          Closing, instruments in
          recordable form and
          sufficient to satisfy such
          Liens
          or  other  encumbrances of
          record together with  the
          cost of recording or filing
          said instruments; or

               (b)  the Sellers,
          having made arrangements
          with the  Title Company,
          shall deposit with said
          company sufficient  moneys
          acceptable to  said company
          to insure  the  obtaining
          and the  recording  of
          such satisfactions.

          5.5  Franchise Taxes.

          Any  franchise  or
     corporate tax  open, levied  or
     imposed against the Sellers or
     other owners in the  chain of
     title that may be a Lien on the
     Closing Date  or  for which the
     Purchaser may become personally
     liable therefor on  or  after the
     Closing Date, shall not be an
     objection to  title if the Title
     Company omits same from the
     title policy issued pursuant to
     the Title Commitment or excepts
     same  but  in either event
     insures the Purchaser  against
     collection  thereof out of the
     Shopping Centers  or  from the
     Purchaser personally.

5.6  Transfer Taxes; Title Insurance
Premiums.



          At  the  Closing, the
     Sellers shall pay all  local,
     state and county transfer taxes,
     transfer gains taxes and
     recording  taxes (the "Transfer
     Tax  Payments")  imposed pursuant
     to the Laws of the States of
     Michigan
          and  Georgia (or counties or
     municipalities therein) in
     respect  of  the transactions
     contemplated  by  this Agreement,
     by delivery to the Title Company
     of sufficient funds  to  pay such
     taxes together with any  return
     (the "Transfer
  Tax Return") required thereby which
                 shall
     be duly  executed  by the Sellers
     and the Purchaser  to  the extent
     required  by applicable  law.
     To  the  extent required under
     Georgia withholding tax laws, the
     Sellers agree to deposit a
     portion of the Purchase Price
     with the proper  agency.   At the
     Closing, the title,  survey  and
     other Closing-related expenses
     shall  be  paid  in the manner
     set forth on Schedule 6.

6.  Representations and Warranties of
the Sellers.

 Each  Seller represents and warrants
                to the
Purchaser  as follows:

          (a)   (i)  Dean Witter
Realty Income Partnership II,
     L.P.  is  a  duly  formed  and
     validly existing  limited
     partnership  organized under the
     laws  of  the  State  of
     Delaware.

               (ii) Dean Witter Realty
          Income Partnership III, L.P.
          is  a duly formed and
          validly existing limited
          partnership organized under
          the laws of the State of
          Delaware  and  is qualified
          under the laws  of  the
          State of Michigan to conduct
          business therein.

          (b)  Each Seller has the
full legal
     right, power and authority to
     execute and deliver this
     Agreement  and  all documents now
     or hereafter to be executed by
     the Seller pursuant  to this
     Agreement (collectively, the
     "Sellers'
    Documents"),  to consummate the
              transaction
     contemplated hereby,  and  to
     perform its obligations
     hereunder  and under the Seller's
     Documents.  The execution and
     delivery of  this  Agreement  and
     the Seller Documents  and  the
     consummation of the transaction
     contemplated hereby  have been
     duly authorized by all necessary
     action and parties and  no  other
     proceedings on the part of the
     Seller  are necessary  in  order
     to  permit  it  to  consummate
     the transaction contemplated
     hereby.  This Agreement and  the
     Seller Documents have been duly
     executed and delivered by the
     Seller and (assuming valid
     execution and delivery  by
     Purchaser)  are  legal, valid and
     binding obligations  of the
     Seller enforceable against each
     of them in accordance with
     their  respective terms.  Robert
     B.  Austin is  an officer of a
     general partner of each Seller.

          (c)   This Agreement and
     the Seller's Documents  and the
     execution, delivery and
     performance thereof  do  not and
     will not contravene any
     provision of the partnership
     agreement of the Seller or any
     other Seller Parties,  any
     judgment,  order,  decree, writ
     or  injunction   issued against
     the Seller or any other Seller
     Parties,  or  any provision of
     any laws or governmental
     ordinances,  rules, regulations,
     orders or requirements
     (collectively,  the "Laws")
     applicable  to the Seller or
     any  other Seller Parties.
     The   consummation   of
     the   transactions contemplated
     hereby  will not  result  in  a
     breach  or constitute a default
     or event of default by the Seller
     or any other Seller Parties under
     any agreement to which the Seller
     or any of its assets are subject
     or bound and will not  result in
     a violation of any Laws
     applicable to  the Seller  or
     any  other Seller Parties.
     "Seller  Parties" means
     collectively with respect to each
     Seller any person or  entity
     owning or controlling such Seller
     or owned
     or controlled  by such Seller in
     whole or in part,  directly or
     indirectly, and the successors
     and assigns of each and all of
     the foregoing.
          (d)    There   are  no
leases  or
     other  occupancy agreements,  and
the
     Seller has  no  knowledge  of
     any licenses, affecting any
     portion of the  Shopping Center
     owned by such Seller
     (collectively, the "Leases") on
     the date  hereof, except for the
     Leases listed  in  the  rent
     rolls annexed  hereto as Schedule
     7  and  made  a part hereof.
     Other than the Leases, the Seller
     has no  other agreements  with
     any Tenant  regarding  such
     Tenant's occupancy
     of  the Shopping Center.  The
     copies  of the Leases furnished
     by the Seller to the Purchaser
     are true, accurate and complete.
     All of the information set  forth
     in Schedule  7  is true, accurate
     and  complete
in  all respects.  To the Seller's
knowledge, the Leases  are  in full
force and effect, without any default
by the Seller thereunder. Except as
listed on Schedule 7,  the  Seller has
not  given or received any written
notice of default from any tenant
under any Lease which remains uncured
or unsatisfied, with respect to any of
the Leases.  All work and  materials,
if  any, required  to  be performed
or furnished,  as  applicable, prior
to the date  hereof  by landlord under
each of the Leases has been performed
and furnished in accordance with the
terms of such Leases and fully paid
for, except as set forth on Schedule
7.

          (e)  To the Seller's
     knowledge, there are no pending
     actions,  suits, proceedings or
     investigations  to  which the
     Seller or the Shopping Center is
     a party before  any court or
     other governmental authority with
     respect to the Shopping Center
     owned by the Seller, except as
     set  forth on Schedule 8 hereto.
          (e)  Except as disclosed on Schedule 9
               hereto, since the date Seller acquired
               legal and beneficial title to the
               Shopping Center owned by the Seller
               (i) to Seller's knowledge, neither
               Seller nor any third party has engaged
               in the generation, use, manufacture,
               treatment, transportation, storage or
               disposal of any Hazardous Substance
               (as hereinafter defined) on the
               Shopping Center in violation of
               Applicable Environmental Law (as
               hereinafter defined) or which requires
               remediation under Applicable
               Environmental Law, and (ii) to
               Seller's knowledge, neither Seller nor
               any third party has received any
               written notice from any governmental
               authority having jurisdiction over the
               Shopping Center of any violation of
               Applicable Environmental Law with
               respect to the Shopping Center which
               requires corrective action, or any
               notices relating to any such
               corrective action. Disclosure of any
               matter on Schedule 9 hereto shall not
               constitute any admission by Seller
               that such matter was material or a
               violation of Applicable Environmental
               Law, but this sentence shall not
               obviate or vitiate the validity of any
               representation or warranty set forth
               herein.  As used in this Agreement,
               the term "Hazardous Substance" shall
               mean any substance, chemical or waste
               that is currently listed as hazardous,
               toxic or dangerous under Applicable
               Environmental Law. As used in this
               Agreement, the term "Applicable
               Environmental Law" shall mean the
               Comprehensive Environmental Response,
               Compensation and Liability Act
               ("CERCLA"), 42 U.S.C.  9601 et seq.;
               the Resource Conservation and Recovery
               Act ("RCRA"), 42 U.S.C. 6901, et seq.;
               the Water Pollution
               Control Act, 33 U.S.C.
               1251 et seq.; the Clean Air Act, 42
               U.S.C.  7401 et seq.; and the Toxic
               Substances Control Act, 15 U.S.C.
               2601 et seq.; as the foregoing have
               been amended from time to

          (f)  time to the date of this Agreement;
               and any similar state
and local laws and ordinances and the regulations implementing such statutes or otherwise in effect on the date hereof imposing liability or establishing standards of conduct for environmental protection.
The Sellers have delivered to the Purchaser true and complete copies of all environmental reports
(g)
          with respect to the Shopping Centers in the Sellers' possession as of the date hereof.
          The
    Sellers  know of  no  fact  or
          circumstance that would
          make  any matter  relating
          to the environmental
          condition  of the  Shopping
          Centers set forth in the
          environmental reports  that
          the  Sellers have  delivered
          to  the Purchaser false or
          misleading.

          (g)   Schedule  10 contains
     a list of the  Licenses. To the
     Seller's knowledge, the Licenses
     are in full force and  effect and
     are sufficient for the operation
     of  the Shopping Center as
     currently operated.

          (h)   The  Sellers have not
     received written  notice of:

               (i)     pending
grievances   or arbitration
          proceedings  or unsatisfied
          arbitration awards,  or
          judicial  proceedings or
          orders  respecting  awards,
          relating to the Shopping
          Centers or their ownership,
          operation or occupancy;
               (ii)   outstanding
          unfulfilled requirements  or
          recommendations  of
          any  insurance   company,
          any inspection  or  rating  bureau  or
          any
board          of
          underwriters concerning the Shopping
          Centers or  any operation,
          condition, repair or
          alteration  thereof; or

               (iii)   any  violation
          of  any Laws  from  any
          federal, state or local
          governmental authority.

(h)  The Sellers are not aware of (i) any notice to
                       them
               announcing an increase in the
               assessed value of the Shopping
               Centers for real estate tax purposes
               since the date of the most recent
               real estate tax bill issued for the
               Shopping Centers, or (ii) except for
               the construction at the Michaels
               Stores, Inc. at the Michigan
               Shopping Center, any new
               construction with respect to
     theShopping Centers since the most recent
                    assessment
          of the

          value of the Shopping Centers for real
          property  tax purposes  that could
          increase the
         assessed value  of the  Shopping
          Centers.  None of Sellers has received
          any  assessment notices against the
          Shopping Centers with  respect to any
          governmental improvements which have
          been substantially completed prior to
          the date hereof and for the cost of
          which the Shopping Center can  be
          assessed. The Sellers have delivered to the Purchaser true, accurate and complete copies of the real estate tax bills for the Shopping Centers for the most recent tax periods.

          (j)   None  of Sellers owns, directly or
indirectly,
    any  other  real estate located within one
      mile  of  the boundaries of any of the
     Shopping Centers.

          (k)   The Sellers are not currently a
party  to  any
     condemnation  proceeding (including  any
     proceeding  for widening, change of grade or
     limitation on use of streets abutting  the
Premises)  pending  with  regard   to
or affecting all or any part of the Premises
     (including any such abutting streets) and the Sellers have received no written notice threatening any such proceeding.

          (l)  The Sellers have no employees.

          (m)    The  operating  statement  for
the  Shopping
     Centers for the period from July 1, 1998 to December 31, 1998, a copy of which has been delivered to the Purchaser prior to the date hereof, is true, accurate and complete.

          (n)   The Sellers have no knowledge of
any Contracts
     on  the  date hereof, except for the
     Contracts listed  on Schedule  3  annexed
hereto and made a part hereof.
The copies  of the Contracts furnished by the
 Sellers to  the Purchaser  are  true
                  and
     complete.   To  the   Sellers'
     knowledge, the Contracts are in
     full force and effect.

   (o)  To the best knowledge of the
     Sellers, there are no  brokerage
     fees payable by the  landlord
     under  any Leases in effect as of
     the date hereof upon the
     extension or renewal of any such
     Leases.

          (p)  To the best knowledge
     of the Sellers, since the date
     of  the  Purchaser's inspection
     of the Improvements (to  wit,
     January 12, 1999) (i) at the
     Georgia
     Shopping Center, there has been
     no material adverse change in
     the physical condition of the
     Improvements, and (ii)  at  the
     Michigan
     Shopping  Center, there has
     been  no material adverse
     change with respect to the
     ownership, operation, occupancy,
     or the financial or physical
     condition of  the Michigan
     Shopping  Center, other than
     relating  to  the required
     construction under the Michaels
     Stores,  Inc. lease.
   6.1  Survival of Representations.
          The  representations and
     warranties of the  Sellers set
     forth  in  this  Section 6 and
     elsewhere  in  this Agreement (i)
     shall be true, accurate and
     correct in  all material
     respects, individually and  in
     the aggregate, upon  the
     execution of this Agreement and
     shall be deemed to  be repeated
     on and as of the Closing Date,
     (ii) shall be deemed  the  joint
     and several representations  and
     warranties  of  the Sellers,  and
     (iii)  shall   remain operative
     and shall survive the Closing and
     the execution and  delivery of
     the Deeds for a period of six (6)
     months following the Closing
     Date, and no action or claim
     based thereon shall be commenced
     after such period.
6.2  Waiver of Claims for Untrue
          Representation. In  the
          event  the  Closing occurs,
     the  Purchaser hereby  expressly
     waives, relinquishes and
     releases  any right  or remedy
     available to it at law,  in
     equity
 or under  this Agreement to make a
                claim
     against the Sellers for  damages
     that the Purchaser may incur, or
     to  rescind this Agreement and
     the transactions contemplated
     hereby, as  the  result  of  any
     of Seller's representations  or
     warranties being untrue,
     inaccurate or incorrect  in  any
     material respect, either
     individually or in the aggregate
     if         the  Purchaser  knew
     that  such  representation  or
warranty  was so untrue, inaccurate or
     incorrect  at  the time of the
     Closing and the Purchaser
     nevertheless closes title
     hereunder.

        6.3  Limited Nature of
           Representations.

          This  Agreement, as written,
     contains all the  terms of  the
     agreement entered into between
     the parties as  of the  date
     hereof, and the Purchaser
     acknowledges  that neither the
     Sellers nor any of the Sellers'
     Affiliates, nor  any  of their
     agents or representatives, nor
     Broker has  made any
     representations or held out any
     inducements to  the  Purchaser,
     and the Sellers hereby
     specifically disclaim  any
     representation, oral  or
     written,  past, present  or
   future,  other than those  specifically  set
     forth in this Section 6, Section 12 or
          elsewhere   in  this  Agreement  or  the
Conveyance
Documents.   The Purchaser acknowledges that the
Sellers have afforded the Purchaser the
opportunity for full  and
complete investigations, examinations and
inspections  of the  Shopping Centers and all
Property Information.              The
Purchaser  acknowledges and agrees that, subject
to  the representations  and warranties set  forth
elsewhere  in this  Agreement  or  the Conveyance
Documents,  (i)  the Property Information
delivered or made available  to  the Purchaser
and  the  Purchaser's Representatives  by  the
Sellers  or  the  Sellers' Affiliates, or  any  of
their agents or representatives may have been
prepared by third parties  and  may not be the
work product of the  Sellers and/or  any of the
Sellers' Affiliates; (ii) neither  the Sellers
nor any of the Sellers' Affiliates has made  any
independent investigation or verification of, or
has  any knowledge  of,  the  accuracy  or
completeness  of,  the Property  Information;
(iii)  the  Property  Information delivered  or
made  available to the Purchaser  and  the
Purchaser's Representatives is furnished to each
of  them at   the  request,  and  for  the
convenience  of,                   the
Purchaser;  (iv) the Purchaser is relying solely
on  its own  investigations, examinations and
inspections of  the Shopping
Centers   and   those              of   the
Purchaser's
Representatives  and is not relying in  any  way
on  the Property Information furnished by the
Sellers or  any  of the  Sellers'  Affiliates, or
any  of  their  agents  or representatives;  and
(v) the Sellers expressly  disclaim any
representations or warranties with  respect  to
the accuracy  or  completeness of the  Property
Information, and,  subject  to the representations
and warranties  set forth in this Agreement and
the Conveyance Documents, the Purchaser   releases
the  Sellers   and   the           Sellers'
Affiliates,  and  their agents and
representatives,  from any  and  all  liability
with respect  to  the  Property Information.
The  Purchaser  or  anyone  claiming
by,
through   or  under  the  Purchaser,  hereby
fully     and
irrevocably   releases  the  Sellers  and  the
Sellers'
Affiliates,  and  their agents and
representatives,  from any  and  all  claims that
it may now have  or  hereafter acquire  against
any  of  the Sellers  or  the  Sellers'
Affiliates,  or their agents or representatives
for  any cost,  loss, liability, damage, expense,
action or  cause of  action, whether foreseen or
unforeseen, arising  from or       related  to
any  construction  defects,  errors  or
omissions on or in the Shopping Centers, the
presence  of environmentally hazardous, toxic or
dangerous substances, or  any  other  conditions
(whether  patent,  latent  or otherwise)
affecting the Shopping  Centers,  except  for
claims against a Seller based upon
any  obligations and liabilities of such Seller
expressly provided  in  this  Agreement and  the
documents  to  be delivered  to  the Purchaser
pursuant to  Sections  9(a), 9(b),  9(c),  9(d),
9(f), 9(h) (to the extent  that  such deliveries
under  Section  9(h)  consist  of  Landlord
Estoppel  Certificates), 9(n), 9(p), 9(x) and  any
other documents  delivered at the Closing that by
their  terms contain
provisions    that   survive    the
Closing
(collectively,   the   "Conveyance   Documents").     The
Purchaser acknowledges that any covenants, agreements, representations or warranties set forth in this Agreement are being made by each Seller individually and that in no event (except as expressly set forth in Section 14.1 and
Section  14.3)  will the Purchaser have recourse
against
any Seller for any breach of this Agreement by any other Seller.
     The provisions of this Section 6 shall survive the Closing.
     7.  Representations and Warranties of the
                    Purchaser.
     The Purchaser represents and warrants to the Sellers as follows:
          (a)   The  Purchaser  is a duly formed
and  validly
     existing corporation organized under the laws of the State of Maryland and is qualified or registered under the laws of the State of Michigan to conduct business therein on the Closing Date.

          (b)   The Purchaser has the full, legal
right, power
     and  authority to execute and deliver this
     Agreement  and all  documents  now  or
     hereafter to be  executed  by  it pursuant             to   this
     Agreement   (collectively,                            the
     "Purchaser's Documents"), to consummate the transactions contemplated hereby, and to perform its obligations hereunder and under the Purchaser's Documents.

          (c)  This Agreement and the Purchaser's
     Documents do not  and will not contravene any
     provision of the charter or by-laws of the
     Purchaser, any judgment, order, decree, writ
     or injunction issued against the Purchaser,
     or  any provision  of any Laws applicable to
     the Purchaser.                                        The
     consummation of the transactions contemplated hereby will not result in a breach or constitute a default or event of default by the Purchaser under any agreement to which the Purchaser or any of its assets are subject or bound and will not result in a violation of any Laws applicable to the Purchaser.

          (d)   The Purchaser has not received
written  notice
     of   any   pending   actions,   suits,
proceedings                                                or
     investigations to which the Purchaser is a party before any court or other governmental authority which may have an adverse impact on the transactions contemplated hereby or the rights or ability of the Purchaser to fully perform the same.

     The representations and warranties of the Purchaser set forth in this Section 7 and elsewhere in this Agreement shall be true, accurate and correct in all material respects upon the execution of this Agreement, shall be deemed to be repeated on and as of the Closing Date and shall survive the Closing for a period of six (6) months.

     8.  Conditions Precedent to Closing.

     8.1  Conditions Precedent to Purchaser's
          Obligations.
     The  Purchaser's  obligation  under  this
Agreement       to
     purchase   the  Shopping  Centers  is
subject   to    the
     fulfillment of each of the following
     conditions:  (i) the representations  and
     warranties of the Sellers  contained herein
     shall  be  true,  accurate  and  correct  in
     all material respects, individually and in
     the aggregate,  as of  the  Closing  Date,
     subject to  changes  to  matters discussed
     in  such  representations  and  warranties
     in connection with the operation of the
     Shopping Centers  in compliance  with
     Section 11 hereof (other  than  Section
     11.5); (ii) the Sellers shall be ready,
     willing and  able to  deliver  title to such
     Shopping Center in  accordance with   the
     terms  and  conditions  of  this   Agreement
     (including  without limitation insured title
     pursuant  to
     the Title Commitments and the absence of any
     Unacceptable Encumbrances);  (iii)  no
     casualty  with  respect  to  a "material"
     part of such Shopping Center, as described
     in Section 13.1 shall have occurred, (iv) no
     condemnation or eminent  domain  taking of
     any "significant"  portion  of such Shopping
     Center, as described in Section 13.2, shall
     have  occurred, (v) the Sellers shall have
     delivered  all the  documents  and  other
     items  required  pursuant  to Section  9, and
     shall have performed all other covenants,
     undertakings  and  obligations,  and
     complied  with  all conditions required by
     this Agreement to be performed  or satisfied
     by  the Sellers at or prior  to  the
     Closing, (vi)  there  shall have been no
     violation of any  of  the Permitted
     Encumbrances since the date of this
     Agreement, (vii) the condition to Sellers'
     obligations set forth  in Sections 8.2(iii)
     shall have been satisfied other than by the
     Sellers'
     waiver  thereof, and (viii) the Purchaser
     shall not  have delivered a Purchaser's
     Termination Notice.
           With  respect to the Michigan Shopping
     Center only, it  shall  be  a  condition
     precedent to the  Purchaser's obligation  to
     purchase  that  the  Sellers  deliver  an
     Estoppel   Certificate   from   Michaels
     Stores,   Inc.
     satisfactory  to  the  Purchaser  stating,
     among   other things, that all required
     construction under the Michaels Stores, Inc.
     lease has been completed.

          8.2  Conditions Precedent to Sellers'
Obligations.

          The Sellers' obligation under this
     Agreement to sell the  Shopping Centers to
     the Purchaser is subject to  the fulfillment
     of each of the following conditions: (i)  the
     representations and warranties of the
     Purchaser contained herein shall be
     materially true, accurate and correct  as of
     the  Closing  Date;  (ii) the  Purchaser
     shall  have delivered  the  funds  required
     hereunder  and  all  the documents  to be
     executed by the Purchaser set  forth  in
     Section  10  and  is  not otherwise  in
     default  of  its obligations hereunder in any
     material respect; and  (iii) all  consents
     and approvals of governmental  authorities
     and  parties  to agreements to which the
     Purchaser  is  a party  or by which the
     Purchaser's assets are bound  that are
     required  with  respect to the consummation
     of  the transactions  contemplated by this
     Agreement  shall  have been   obtained  and
     copies  thereof  shall  have   been delivered
     to the Sellers at or prior to the Closing.

     9. Documents to be Delivered by the Sellers at Closing.

     At the Closing of each Shopping Center, the
Sellers shall execute,  acknowledge  and/or
deliver,  as  applicable,                          the
following to the Purchaser:

          (a)   Deeds  (collectively, the
"Deeds")  conveying
     title to the Shopping Centers in the form of Exhibit A annexed hereto and made a part hereof.

          (b)   The  Assignment and Assumption of
Leases  and
     Security Deposits in the form of Exhibit B annexed hereto and made a part hereof assigning all of the Sellers' right, title and interest, if any, in and to the Leases, all warranties and guarantees thereof and the security deposits thereunder in the Sellers' possession, if any
     (the "Lease Assignment").

          (c)   The Assignment and Assumption of
     Contracts and Licenses in the form of Exhibit
     C annexed hereto and made a  part  hereof
     (the "Contract and License  Assignment")
     assigning all of the Sellers' (and any person
     managing  a Shopping  Center on behalf of the
     Sellers)  right,  title and interest, if any,
     in and to (i) all of the assignable licenses,
     permits,     certificates,      approvals,
     authorizations and variances issued for or
     with  respect to  the Shopping Centers by any
     governmental authority of which the Sellers
     are aware and which are in the Sellers' (or
     such other person's) possession or control as
     of the Closing  (collectively,  the
     "Licenses"),  and  (ii)  all assignable
     purchase orders, equipment leases,
     advertising agreements, franchise agreements,
     license agreements  and other service
     contracts relating to the operation of  the
     Shopping Centers (collectively, the
     "Contracts").
          (d)   The  Assignment and Assumption  of
     Intangible Property in the form of Exhibit D
     annexed hereto and made part hereof assigning
     all of the Sellers' (and any person managing
     a  Shopping Center on behalf  of  the
     Sellers) right,  title  and  interest,  if
     any,  in  and  to  all intangible property
     owned by the Sellers with respect  to the
     operation of the Shopping Centers listed on
     Schedule 11  annexed  hereto  and made a part
     hereof,  including, without  limitation,  the
     trade  names  (the  "Intangible Property
     Assignment") (the Lease Assignment, the
     Contract and   License  Assignment  and  the
     Intangible  Property Assignment are herein
     referred to collectively as the  "A & A
     Agreements").
          (e)   Executed counterparts or, if no
     such  original counterpart   is   available,
     a   photocopy   with                                  all
     signatures,  of  all  Leases  and  New
Leases  and    any
     amendments, warranties and guarantees and other documents relating thereto, together with a schedule of all tenant security deposits thereunder and the accrued interest on such security deposits payable to tenants. With respect to any lease securities which are other than cash, the Sellers shall execute and deliver to the Purchaser at the Closing any appropriate instruments of assignment or transfer and such original security deposits to the extent that they are in the possession of the Sellers.

          (f)  A bill of sale in the form of Exhibit E
               annexed hereto and made a part hereof (the
               "Bill of Sale") conveying,
          transferring and selling to the Purchaser all right,
          title and interest of the

          Sellers  in  and  to all Personal Property.
It  is
          agreed that the value of such property
is nominal.

          (g)   Notices to the tenants of the
     Shopping Centers in  the form of Exhibit F
     annexed hereto and made a  part hereof
     advising the tenants of the sale of the
     Shopping Centers  to  the Purchaser and
     directing that  rents  and other payments
     thereafter be sent to the Purchaser or  as
     the Purchaser may direct.
          (h)   Executed  originals of the
     Required  Estoppel Certificates,  without
     discrepancy,  adverse  claim                           or
     exception  (except for deviation as to form
     as  described in  Section 4.3) and all other
     Estoppel Certificates,  if any,  received by
     the Sellers from tenants prior  to  the
     Closing  Date  and  not  previously
delivered to  the
     Purchaser.   The  Sellers shall also
     deliver,  for  each Lease  with  respect to
     which an Estoppel Certificate  is not
     obtained,  an  estoppel  certificate
     (collectively "Landlord Estoppel
     Certificates") executed by the  Seller that
     is  landlord  under such Lease, each  in  the
     form annexed hereto as Exhibit H and made a
     part hereof.  If a Seller  delivers a
     Landlord Estoppel Certificate  at  the
     Closing and subsequently receives an Estoppel
     Certificate from  the corresponding tenant,
     the Seller may substitute the   Estoppel
     Certificate  for  the  Landlord  Estoppel
     Certificate to the extent the Estoppel
     Certificate covers the  same  matters  as,
     and does not  contain  additional adverse
     matters not contained in, the Landlord
     Estoppel Certificate.   In this event, the
     Purchaser shall  return the  original
     Landlord Estoppel Certificate to the Seller and it shall be considered null and void.
     This Section 9(h) shall survive the Closing.

          (i)   To the extent in the possession or
     control of the Sellers or their managers for each of the Shopping Centers and not already located at the Shopping Centers, keys to all entrance doors to, and equipment and utility rooms located in, the Shopping
     Centers.
          (j)   To the extent in the possession or
     control of the Sellers or their managers for each of the Shopping Centers and not already located at the Shopping Centers, all Licenses.

          (k)   To the extent in the possession or
     control  of the  Sellers  or their managers
     for each of the  Shopping Centers, executed
     counterparts of all Contracts  and  all
     warranties  and guaranties in connection
     therewith  which are  in effect on the
     Closing Date and which are assigned by the
     Sellers.
          (l)   To the extent in the possession or
     control  of the  Sellers  or their managers
     for each of the  Shopping Centers, plans and
     specifications of the Buildings.
          (m)   The  Transfer Tax Payments
     together  with  the Transfer Tax Returns, if
     any.
          (n)  A "FIRPTA" affidavit sworn to by
     the Sellers in the  form  of  Exhibit I
     annexed hereto and made  a  part hereof.  The
     Purchaser acknowledges and agrees that  upon
     the  Sellers'  delivery of such affidavit,
     the  Purchaser shall  not  withhold  any
     portion of the  Purchase  Price pursuant to
     Section 1445 of the Internal Revenue Code  of
     1986,   as   amended,  and  the  regulations
     promulgated thereunder.
          (o)    A   closing  statement  setting
forth     the
     adjustments and apportionments required pursuant  to  the
     terms   of this   Agreement,  in  form  and   substance
     satisfactory  to  the Sellers  and  the  Purchaser  (the
     "Closing Statement").

          (p) A certificate of the Sellers reaffirming all of their representations and warranties set forth herein as of the Closing
Date, in the form annexed hereto as Exhibit J and made a part hereof.

          (q) All of the books, records and files in the possession or control of the Sellers (including those in the possession of any person
     managing a Shopping  Center on                        behalf
     of the Sellers) relating solely to the operation of the Shopping Centers.
          (r) A receipt executed by the Broker in favor of the Purchaser, in the form annexed hereto as Exhibit K and made a part hereof.

          Releases from liability executed by each manager of a Shopping Center pursuant to a written management agreement,

          such release to be in favor of the Purchaser, and in the form annexed hereto as Exhibit L and made a part hereof, provided, that if such manager is not a Sellers' Affiliate, Sellers shall only be required to use reasonable efforts to obtain such release, and provided, further, that if the Sellers are unable to obtain any such release, the Sellers shall execute an indemnification in favor of the Purchaser from and against any liability the Purchaser may have to such manager.

          (t)    Mechanics   lien   affidavits,   parties   in
   possession affidavits and "gap" indemnities in  favor  of the
                               Title
     Company, together with a statement delineating any tenant
     options or rights of first refusal for each of the   Shopping
     Centers,  each  in a  form    reasonably acceptable to the
     Sellers.
          (u) The Sellers shall use reasonable efforts to obtain from each person owning real property that is the subject of a reciprocal easement agreement with any of the Shopping Centers an estoppel certificate in the form of Exhibit M annexed hereto, without discrepancy, adverse claim or exception.

          (v) Notices to other parties subject to the REAs advising them of the sale of the Shopping Centers to the Purchaser.

   (w) Withholding Tax Affidavit to be filed in the State of Georgia.

          (x) An assignment of the Sellers' rights, titles and interests, including guarantees, warranties and indemnification undertakings under the construction contract for the Michaels Stores, Inc. at the Michigan Shopping Center. Such assignment shall include representations and warranties that the contractor has received all monies due under the contract, that there exist no defaults by the Sellers or the contractor, and that there exist no claims or demands by the Sellers or the contractor. Such assignment shall include an indemnification from the Sellers in favor of the Purchaser from and against any claims or demands
          under,  arising  out  of  or  in  respect  of   such
          contract. The contractor shall expressly consent to
          said

          (y) assignment and shall confirm that it has received all monies due under the contract.

          (y)  All other documents the Sellers are
     required to deliver pursuant to the provisions of this Agreement.

9.1  Further Assurances.

      In addition to the obligations required to be performed hereunder by the Sellers at Closing, from time to time subsequent to the Closing the Sellers shall perform such other acts, and shall execute, acknowledge and deliver such other agreements and documents as the Purchaser may reasonably request in order to effectuate the consummation of the transaction contemplated herein consistent with the terms hereof; provided, that the taking of such acts and/or the execution of such documents shall be at no out-of-pocket third party cost or expense to the Sellers.
10. Documents to be Delivered by the Purchaser at Closing.

     At the Closing, the Purchaser shall execute, acknowledge
          and/or deliver, as applicable, the

          following to the Sellers: (a)   The cash

          portion of the Purchase Price payable

     at  the Closing pursuant to Section 2, subject

     to credits and adjustments as provided in this

     Agreement.

          (b)  The A & A Agreements.

      (c)  The Transfer Tax Returns, if any.

          (d)  The Closing Statement.

          (e)   A certificate of the Purchaser
     reaffirming all of its representations and warranties set forth herein as of the Closing Date, in the form annexed hereto as Exhibit J and made a part hereof.




   (f)  (i) copies of the charter and by-laws of the Purchaser and of the resolutions of the board of directors of the Purchaser authorizing the execution, delivery and performance of this Agreement and the consummation
               of   the  transactions  contemplated  by   this
         Agreement certified as true and correct by the

          (g)  Secretary or Assistant Secretary of the Purchaser;
(ii) a
               good standing certificate issued by the state of organization of the Purchaser, dated within thirty
               (30) days of the Closing Date and (iii)
               certificates evidencing that the Purchaser is qualified to do business in the State of Michigan.
             (g)   All  other documents the
     Purchaser is required to deliver pursuant to the provisions of this Agreement or is otherwise reasonably required by the
Title Company.

  11.  Operation of the Shopping Centers prior to
                        the
     Closing Date.
Between  the  date  hereof and the Closing Date,
the  Sellers shall,  subject  to this Section 11
continue  to  operate  and maintain the Shopping
Centers in a manner consistent with past
practices.    In  connection  therewith,  the
Sellers   shall
maintain their books of account and records in the usual, regular and ordinary manner.

11.1  New Leases.
          After the date hereof, the Sellers shall
     not modify, extend  or  renew  any Lease or
     enter into  any  proposed Lease of any
     portion of the Shopping Centers without  the
     Purchaser's prior written consent (which may
     be delivered by  telecopier) in each
     instance, which consent shall  be given  or
     denied, in Purchaser's sole discretion,
     except as otherwise set forth in this Section
     11.1, within three (3)  business days after
     receipt by the Purchaser of  the Sellers'
     notice requesting the Purchaser's consent to
     the proposed  action  relating to such
     existing  or  proposed Lease.   If the
     Purchaser fails to reply to the  Sellers'
     request  for  consent in writing within such
     period,  the Purchaser's consent shall be
     deemed to have been granted. The  Purchaser
     shall not unreasonably withhold  or  delay
     its  consent  to  any  proposed Lease,  or
     extension  or modification  of  an  existing
     Lease,  if  each  of  the following  is
     true:  (a) such Lease (as so  proposed  or
     modified) is for less than 25,000 square feet
     of rentable floor space; (b) the Sellers'
     request for such consent is delivered to the
     Purchaser prior to the expiration of the Due
     Diligence Period, and (c) such proposed
     Lease, or the modifications to an existing
     Lease
          do not contain provisions (x) granting
     the tenant an exclusive use as to such
     Shopping Center, (y) restricting the  tenants
     to whom the landlord may lease space in such
     Shopping  Center, or (z) providing a term
     (including  all extensions)  of  greater than
     ten  (10)  years  from  the Closing  Date.
     The  Sellers shall  have  no  obligation
     subsequent to the date hereof to modify,
     extend, renew or cancel any Lease or enter
     into any proposed Lease.
11.1.1  New Lease Expenses.
               Subject  to Section 11.1, if after
          the date  of this Agreement the Sellers
          enter into any Leases, or if  there is
          any extension or renewal of any Leases,
          whether  or  not  such  Leases  provide
          for   their extension  or  renewal, or
          any modification  of  any Leases (each,
          a "New Lease"), the Sellers shall keep
          accurate records of all expenses
          (collectively, "New Lease  Expenses")
          incurred in connection  with  each New
          Lease,  including,  without  limitation,         the
          following:   (i)  brokerage  commissions
and   fees
          relating  to such leasing transaction,
          (ii) expenses incurred   for  repairs,
          improvements,   equipment, painting,
          decorating, partitioning and other
          items to  satisfy the tenant's
          requirements with regard to such
          leasing  transaction, (iii)
          reimbursements  to the  tenant  for  the
          cost  of  any  of  the  items described
          in the preceding clause (ii),  (iv)
          rent concessions  relating to the
          demised space  provided the  tenant has
          the right to take possession of such
          demised  space  during  the  period  of
          such   rent concessions,  and  (v)
          expenses  incurred  for  the purpose of
          satisfying or terminating the
          obligations of  a tenant under a New
          Lease to the landlord under another
          lease  (whether or  not  such  other
          lease covers space in the Shopping
          Centers).

11.1.2.  Allocation of New Lease Expenses.

               Subject to Section 11.1, the New
          Lease Expenses for  each New Lease
          allocable to and payable by  the Sellers
          shall  be  determined  by  multiplying
          the amount of such New Lease Expenses by
          a fraction, the
          numerator  of  which  shall be the
          number  of  days contained  in that
          portion, if any, of the  term  of such
          New Lease commencing on the date on
          which  the tenant thereunder shall have
          commenced to pay  fixed rent ("Rent
          Commencement Date") and expiring on  the
          date immediately preceding the Closing
          Date, and the denominator of which
          shall  be the total number of days
          contained in  the period commencing on
          the Rent Commencement Date  and expiring
          on the date of the scheduled expiration
          of the  term  of such New Lease, without
          provision  for any   optional
          extensions  or  renewals,  and   the
          remaining balance of the New Lease
          Expenses for each New  Lease shall be
          allocable to and payable by  the
          Purchaser by addition to the Purchase
          Price.  At the Closing,  the Purchaser
          shall reimburse the  Sellers for  all
          New Lease Expenses theretofore paid by
          the Sellers, if any, in excess of the
          portion of the New Lease Expenses
          allocated to the Sellers pursuant  to
          the  provisions of the preceding
          sentence.   If  the Purchaser   pays
          any  such  New   Lease   Expenses
          subsequent  to  the Closing Date, the
          Sellers  shall pay  to  the Purchaser
          their pro rata share of  such New  Lease
          Expenses.  For purposes of this  Section
          11.1.2,  the Rent Commencement Date
          under a renewal, extension,  expansion
          or modification  of  a  Lease shall  be
          deemed to be (i) in the case of a
          renewal or  extension (whether effective
          prior to  or  after the Closing, or in
          the form of an option exercisable in
          the  future), the first date during such
          renewal or  extension period after the
          originally  scheduled expiration  of the
          term of such Lease on  which  the tenant
          under such Lease commences to pay fixed
          rent, (ii)  in the case of an expansion
          (whether effective prior to or after the
          Closing, or in the form of  an option
          exercisable in the future), the date on
          which the  tenant under such Lease
          commences to pay  fixed rent for the
          additional space, and (iii) in the case
          of  a  modification  not also involving
          a  renewal, extension  or expansion of
          such Lease, the effective date of such
          modification agreement.  The provisions
          of this Section 11.1.2 shall survive the
          Closing.
11.2  Termination of Existing Leases.
          Notwithstanding  anything to the
     contrary  contained in  this  Agreement,  the
     Sellers  shall  not  institute summary
     proceedings against any tenant or terminate
     any Lease  as  a result of a default by the
     tenant thereunder without the Purchaser's
     prior written consent (which  may be
     delivered  via telecopier) which shall  be
     given  or denied, in the Purchaser's sole
     discretion, within  three (3)  business days
     after receipt by the Purchaser of  the
     Sellers'  notice  requesting the Purchaser's
     consent  to such  proposed  action.  If the
     Purchaser shall  fail  to reply to the
     Sellers' request for consent in writing
          within such period, the Purchaser's
     consent shall be deemed  to have been
     granted.  The Sellers shall  not  be
     obligated to terminate any Lease or initiate
     such summary proceedings.   The  Sellers make
     no  representations  and assume  no
     responsibility with respect to the  continued
     occupancy of the Shopping Centers or any part
     thereof  by any  tenant.  The removal of a
     tenant whether by  summary proceedings  or
     otherwise pursuant to this  Section  11.2
     shall  not  give  rise to any claim on the
     part  of  the Purchaser.  Further, the
     Purchaser agrees that  it  shall
     not  be grounds for the Purchaser's refusal
     to close this transaction  that any tenant is
     a holdover tenant  or  in default  under  its
     Lease on the Closing  Date  and  the
     Purchaser shall accept title subject to such
     holding over or  default without credit
     against, or reduction of,  the Purchase
     Price.
11.3  Contracts.
          Prior  to the expiration of the Due
     Diligence Period the  Sellers  may in a
     reasonable manner cancel,  modify, extend,
     renew or permit the expiration of  Contracts
     or enter  into  any  new  Contract without
     the  Purchaser's consent, provided any such
     Contract can be terminated  by the  Purchaser
     on thirty (30) days' notice at no  expense to
     the  Purchaser.   After the termination  of
     the  Due Diligence Period,
          the  Sellers  shall  not modify,
     extend,  renew  or cancel  (except  as a
     result of a default  by  the  other party
     thereunder) any Contracts, or enter into  any
     new Contract  (other  than those that are
     terminable  on  or before  the Closing Date)
     from and after the date  hereof without  the
     Purchaser's prior consent in each  instance,
     which consent shall be given or denied in the
     Purchaser's sole discretion.  The Purchaser's
     rights with respect  to Sections  11.1, 11.2
     and 11.3 shall survive  the  Closing for a
     period of six (6) months.
11.4  Tax Assessments.
          With  respect to the tax year in which
     the  Closing occurs,  and all prior tax
     years, the Sellers are  hereby authorized to
     commence, continue and control the progress
     of,  and  to  make  all decisions with
     respect  to,  any proceeding  or proceedings,
     whether or not  now  pending, for  the
     reduction  of  the assessed  valuation  of
     the Shopping Centers, and, in their sole
     discretion,  to  try or  settle the same and
     continue any such action for  the period
     following  the Closing Date,  provided,  that
     no settlement  shall  include  an agreement
     respecting  the amount  of  taxes to be paid
     for the tax years commencing subsequent  to
     the Closing Date.  All net (after  costs, and
     credits and refunds to
          tenants) tax refunds and credits
     attributable to any tax  year  prior  to  the
     tax year in which  the  Closing occurs  shall
     belong  to  and be  the  property  of  the
     Sellers.  All net tax refunds and credits
     attributable to any  tax  year  subsequent to
     the tax year in  which  the Closing occurs
     shall belong to and be the property of the
     Purchaser.   All net tax refunds and credits
     attributable to  the tax year in which the
     Closing occurs shall, after refunding  or
     crediting to tenants any portion  of  such
     amounts  required to be refunded or credited
     to  tenants under the Leases, be divided
     between the Sellers and  the Purchaser in
     accordance with the apportionment  of  taxes
     pursuant  to  the  provisions of  this
     Agreement,  after deducting  therefrom a pro
     rata share  of  all  expenses, including,
     without   limitation,   counsel   fees           and
     disbursements   and   consultant's  fees,
incurred       in
     obtaining such refund, the allocation of such
     expenses to be                                   based  upon  the
     total  refund  obtained  in   such
     proceeding  and  in  any other proceeding
     simultaneously involved in the trial or
     settlement. The Purchaser agrees to
     cooperate  with  the Sellers in connection
     with  the prosecution of any such proceedings
     for the tax  year  in which  the  Closing
     occurs and to  take  all  reasonable steps,
     whether before or after the Closing Date, as
     may be necessary to carry out the intention
     of the foregoing, including,  without
     limitation,  the  delivery  to                   the
     Sellers,  upon demand, of any relevant books
     and records, including receipted tax bills
     and canceled checks used in payment  of  such
     taxes, the execution  of  any  and  all
     consents or other documents, and the
     undertaking  of  any act  necessary for the
     collection of such refund  by  the Sellers.
     The  provisions  of this  Section             11.4  shall
     survive the Closing.
11.5  Copies of Notices.
          The  Sellers shall use reasonable
     efforts to provide copies to the Purchaser, promptly following the Sellers' receipt, of
     (a)  any correspondence received  from  any
     tenant under any Lease, (b) any notice from any other person that would make any representation or warranty by the Sellers hereunder untrue, (c) monthly operating statements for each of the Shopping Centers, and (d) any notices from any federal, state or local governmental entity.The obligations of this
     Section   11.5  shall
     survive the Closing.

     12.  Broker.

12.1.  Broker for Sale of Shopping Centers.












          The  Purchaser and the Sellers represent
     and warrant to  each  other that Cushman and
     Wakefield (the "Broker") isthe  sole  broker  with  whom  they  have dealt  in
     connection   with  the  Property  and  the
     transactions described  herein. The Sellers
     shall be liable  for,  and shall   indemnify
     and  defend  and  hold  harmless   the
     Purchaser  against,  all brokerage
     commissions  or  other compensation  due  to
     the  Broker  arising  out  of  the
     transaction contemplated in this Agreement.
     Each  party hereto agrees to indemnify and
     defend and hold the  other harmless  from and
     against any and all claims, causes  of
     action,  losses, costs, expenses, damages or
     liabilities, including  reasonable attorneys'
     fees and  disbursements, which  the other may
     sustain, incur or be exposed to,  by reason
     of  any claim or claims by any broker, finder
     or other  person,  except (in the case of the
     Purchaser  as indemnitor  hereunder) the
     Broker, for fees,  commissions or  other
     compensation arising out of  the
     transactions contemplated  in this Agreement
     if such claim  or  claims are  based  in
     whole or in part on dealings or agreements
     with   the  indemnifying  party.   The
     obligations   and representations and
     warranties contained in this Section 12.1 shall survive the termination of this Agreement and the Closing.

12.2  Brokers' Fees for Extensions, Renewals of
Leases.

          Notwithstanding anything to the contrary
     set  forth in  any  Leases  or any other
     documents,  instruments  or agreements,
     subject to Section 6(o), if any fee or  other
     amount  becomes  due and payable to any
     broker  upon  the extension  or  renewal of
     any Leases from and  after  the
     Closing Date, such fee or other amount shall
     be the  sole responsibility of the Purchaser,
     and the Purchaser agrees to  indemnify  and
     hold the Sellers  harmless  from  and against
     any damages, claims or losses arising as a
     result of  any  such extension or renewal of
     any Lease occurring on  or  after the Closing
     Date.  The obligations of  this Section          12.2 shall survive
     the Closing.
13.  Casualty; Condemnation.
13.1  Damage or Destruction.
          If a "material" part (as hereinafter
     defined) of any Shopping Center is damaged or
     destroyed by fire or  other casualty, the
     Sellers shall notify the Purchaser of  such
     fact.    Notwithstanding  anything  set
     forth  inthis
     Agreement to the contrary, if (i) the
     Purchaser does  not elect to
          terminate this Agreement as to the
     damaged  Shopping Center  as  provided in
     Section 14.1  or  (ii)  there                        is
     damage   to  or  destruction  of  an
"immaterial"part
     ("immaterial"  is  herein deemed  to  be  any
damage    or
     destruction  which is not "material",  as
such  term                                            is
     hereinafter   defined)  of  the  Shopping
Center,   the
     Purchaser shall close title as provided in
     this Agreement and,  at  the Closing, the
     Seller which owns the  damaged Shopping
     Center shall, unless such Seller has repaired
     or restored   such  damage  or  destruction
     in   a   manner consistent with the
     structural condition of the  Shopping Center
     as  currently constructed prior to  the
     Closing, (x)  pay  over  to  the  Purchaser
     the  proceeds  of  any insurance collected by
     such Seller less the amount of all costs
     incurred  by  such Seller in connection  with
     the repair  or  restoration  of such  damage
     or  destruction (y) assign and transfer to
     the Purchaser all right, title and  interest
     of  such Seller in and to any  uncollected
     insurance  proceeds which such Seller may be
     entitled                                         to
     receive  from  such  damage  or  destruction
     (including, without  limitation, rent
     insurance) and (z) the Purchase Price for the
     Shopping Center that is the subject of such
     casualty shall be reduced by an amount equal
     to  the  sum of  (1) the repair cost of any
     uninsured damages to  such Shopping  Center
     (but  not  any  REAs)  caused  by  such
     casualty,  plus  (2) the amounts of any
     deductibles  with respect to insurance
     policies covering such casualty.                      A
     "material" part of a Shopping Center shall be
deemed    to
     have  been damaged or destroyed if (a) the
     cost of repair or  replacement shall be
     greater than 10% of the  portion of  the
     Purchase Price allocated to such Shopping
     Center pursuant  to  Section 2(d), or (b)
     tenants  under  Leases which  represent more
     than 5% of the basic rent for  such Shopping
     Center may have a right to terminate such
     Leases as  a  result of such casualty, or (c)
     any tenant of  any building constructed on
     real property subject to  any                        of
     the reciprocal easement agreements identified
     on Schedule 12  annexed hereto (the "REAs")
     could terminate its lease as  a  result  of
     such casualty, or the  owner  of  such
     building  has  no  obligation to repair or
     restore  such damage  or  destruction prior
     to the Closing  Date.                                The
     Sellers shall notify the Purchaser of any
     casualty to the Shopping  Centers  that  the
     Sellers  report  to   their casualty
     insurer.  The provisions of this  Section
     13.1 shall  survive  the  Closing to the
     extent  necessary                                    to
     permit  the  Purchaser  to collect  any
     insurance  claim assigned to the Purchaser
     pursuant to this Section 13.1.
13.2  Condemnation.
          If,   prior  to  the  Closing  Date,
all   or  any
     "significant"  portion (as hereinafter
     defined)  of  any Shopping   Center   is
     taken  by   eminent   domain                           or
     condemnation (or is the subject of a pending
     taking which has  not been consummated), the
     Sellers shall notify  the Purchaser of such
     fact.  If the Purchaser does not  elect to
     terminate  this Agreement as to the  Shopping
     Center subject to the taking as provided in
     Section 14.1, or  if an  "insignificant"
     portion ("insignificant"  is  herein deemed
     to  be any taking which is not "significant",
     as such  term  is herein defined) of any
     Shopping Center  is taken  by eminent domain
     or condemnation, at the  Closing the  Seller
     which owns the Shopping Center which  is  the
     subject of the taking shall assign and
     turnover, and  the Purchaser  shall  be
     entitled to receive  and  keep,  all awards
     or  other  proceeds for such  taking  by
     eminent domain  or  condemnation. A
     "significant"  portion  of  a Shopping
     Center  means (i) a portion of  the
     Buildings, (ii) a portion of the parking
     areas if the taking thereof reduces the
     remaining available number of parking  spaces
     below  the minimum number legally required,
     or the number required  by  any  Lease or any
     of  the  REAs,  (iii)  a driveway  on the
     Land if such driveway is the predominant
     means  of ingress thereto or egress
     therefrom, or (iv)  a portion  of  any
     Shopping Center the loss of which  could
     result  in  the right of termination or an
     abatement  of rent  under any of the Leases
     or the REAs.  If  any  such condemnation
     occurs  following  the  date  hereof,                 the
     Purchaser  shall  have the right to
     participate  in  the negotiation of any
     condemnation award.  The provisions of this
     Section 13.2 shall survive the Closing to the extent necessary to permit the Purchaser to collect any awards or other proceeds to which the Purchaser has a right pursuant to this Section 13.2.

14.  Remedies.

14.1  Sellers' Inability to Perform.

If  the  Closing  fails to occur as to a  Shopping
Center by reason of the Sellers' inability to perform their obligations under this Agreement or by reason of failure of conditions to the Purchaser's obligations under this Agreement being satisfied, then the Purchaser, as its sole remedy for such inability of the Sellers, may either (i) waive such Sellers' obligation or such failure of condition, whereupon title shall close as provided in this Agreement, or (ii) terminate this Agreement by notice to the Sellers. If the Purchaser elects to terminate this

          Agreement, then neither party shall have
     any further rights,  obligations or
     liabilities hereunder, except  as provided
     in Sections 4.1 (Investigations), 12
     (Broker), 16                                          (Escrow),   and   18
     (Property   Information                               and
     Confidentiality)    (collectively,     the
     "Surviving Obligations").   In  the  event
     of  such   a   Purchaser termination, the
     Sellers shall be obligated to  reimburse the
     Purchaser for its reasonable out of pocket
     expenses in  connection with its efforts to
     acquire  the  Shopping Centers   with
     respect  to  which  this  Agreement                    is
     terminated  to the date of the failed
     Closing, documented to  the  reasonable
     satisfaction of the  Sellers,  in  an amount
     not to exceed $20,000 in the aggregate.
     Except as set  forth  in  this Section 14.1
     and Section  14.5,  the Purchaser  hereby
     expressly  waives,  relinquishes                  and
     releases  any other right or remedy available
     to  it  at law,  in  equity or otherwise by
     reason of  the  Sellers' inability  to
     perform its obligations hereunder  or  the
     failure  of  any  such condition.  The
     Sellers'  payment obligation  under  this
     Section 14.1  shall  survive  the termination
     of  this  Agreement.  The  Sellers'  payment
     obligation under this Section 14.1 shall be a
     joint  and several   obligation   of  Dean
     Witter   Realty   Income Partnership  II,
     L.P.  and  Dean  Witter  Realty  Income
     Partnership III, L.P.

14.2  Purchaser's Failure to Perform.

          In  the event of a material default
     hereunder (other than under Section 18) by
     the Purchaser or if the Closing fails  to
     occur by reason of the Purchaser's failure
     or refusal  to  perform  its obligations
     hereunder  in  any material  respect,  then
     the Sellers may  terminate  this Agreement
     by  notice to the Purchaser.  If  the
     Sellers elect  to  terminate this Agreement,
     then this  Agreement shall  be  terminated
     and the Sellers may, as their  sole and
     exclusive  remedy  for  such  material
     default,  or failure  or  refusal to perform,
     retain the Fund  (as  it then  exists) as
     liquidated damages for all loss,  damage and
     expenses  suffered by the Sellers, it  being
     agreed that  the  Sellers' damages are
     impossible to  ascertain, and   neither
     party  shall  have  any  further                  rights,
     obligations  or  liabilities hereunder,
     except  for  the Surviving  Obligations.
     Nothing contained  herein  shall limit  or
     restrict the Sellers' ability  to  pursue
     any rights or remedies it may have against
     the Purchaser with respect  to  the Surviving
     Obligations.   Except  as  set forth in this
     Section 14.2, and Section 18.2, the Sellers
     hereby expressly waive, relinquish and
     release any  other right  or  remedy
     available to them at law, in equity  or
     otherwise  by reason of the Purchaser's
     default (material or
          otherwise)  hereunder or the Purchaser's
     failure  or refusal to perform its
     obligations hereunder.
14.3  Sellers' Failure to Perform.
          If  the Closing fails to occur (a) by
     reason of  the Sellers'  failure  or refusal
     to perform  and/or  observe their obligations
     and covenants hereunder, or (b) due  to the
     fact that, as of the date of this Agreement,
     any  of the  representations and warranties
     of  the  Seller  set forth  in  Section 6
     hereof are untrue  in  any  material respect,
     either individually or in the aggregate, and
     the Purchaser  notifies  the Sellers  of
     such  circumstances prior  to  the Closing,
     then the Purchaser, as  its  sole remedy
     hereunder  may (i) terminate  this  Agreement
     by notice  to  the Sellers or (ii) seek
     specific performance from  the  Sellers.  If
     the Purchaser elects to terminate this
     Agreement rather than seek specific
     performance then the  Purchaser shall, as its
     sole remedy for such failure or  refusal to
     perform, be entitled to liquidated damages
     from  the  Sellers,  in  an  aggregate
     amount  equal  to $100,000  for all loss,
     damage and expenses  suffered  by the
     Purchaser,  it  being agreed  that  the
     Purchaser's damages  are  impossible to
     ascertain and  neither  party shall have any
     further rights, obligations or liabilities
     hereunder,  except for the Surviving
     Obligations.   As  a condition precedent to
     the Purchaser exercising any right it  may
     have to bring an action for specific
     performance as  the  result  of the Sellers'
     failure  or  refusal  to perform  their
     obligations hereunder, the Purchaser  must
     commence such an action within ninety (90)
     days after the originally scheduled or any
     extended Closing  Date.                               The
     Purchaser agrees that its failure to timely
     commence such an  action  for specific
     performance within  such  ninety (90)  day
     period shall be deemed a waiver by it  of
     its right  to  commence such an action. The
     Sellers'  payment obligation  under  this
     Section 14.3  shall  survive  the termination
     of  this  Agreement.  The  Sellers'  payment
     obligation under this Section 14.3 shall be a
     joint  and several                                     obligation   of
     Dean  Witter   Realty   Income
     Partnership  II,  L.P.  and  Dean  Witter
     Realty  Income Partnership III, L.P.

14.4  Cure Obligations of Sellers.

          If  the  Closing Date shall be extended
     pursuant  to the  terms  of  this  Agreement,
     the  Sellers  shall  use reasonable good
     faith efforts to remedy the circumstances
     giving  rise  to  such extension event.
     Reasonable  good faith efforts
          shall mean the following actions with
     respect to the following events:
               (a)    In   the  event  of  the
existence     of
          Unacceptable Encumbrances, the actions
          set forth  in Section 5.2 hereof; and

               (b)   In  the  event that the
          Tenant  Estoppel Certificates    are
          returned    reflecting                           any
          discrepancies,  adverse claims  or
          exceptions,  the actions set forth in
          Section 4.3 hereof.  So long as the
          Sellers  agree to indemnify the
          Purchaser  with respect   to
          discrepancies,  adverse   claims                  or
          objections    identified    in    Tenant
          Estoppel Certificates (which the Sellers may elect to do or decline to do in their sole discretion), such matters shall not constitute an inability or failure to satisfy a closing condition, provided, that if the estimated cost of remedying such matter exceeds $75,000 in respect of any Shopping Center, the Purchaser may, in its sole discretion, refuse to accept such indemnity and elect to terminate this Agreement in accordance with the terms hereof.

14.5  Purchaser's Cure Rights.

          With   respect  to  any  default  by
the  Purchaser
     hereunder (other than by reason of the
     failure to pay the Purchase Price at the Closing), such default shall not give rise to the Sellers' ability to exercise their rights under Section 14.2 hereof, and shall not be deemed a failure to satisfy a condition precedent to the Sellers' obligations hereunder, unless and until the Purchaser has received prior written notice of such default from the Sellers and such default has continued uncured for five (5) business days after Purchaser's receipt of such notice.

15.  Indemnities.

15.1  Purchaser's Indemnities.

          The Purchaser hereby agrees, upon the
     occurrence  of the  Closing, to indemnify and
     defend the Sellers and the Sellers'
     Affiliates against, and to hold the Sellers
     and the   Sellers'  Affiliates  harmless
     from  all   claims, demands,  causes of
     action, losses, damages, liabilities, costs
     and   expenses  (including,  without
     limitation, reasonable  attorneys'  fees and
     disbursements)  asserted against or incurred
     by the Sellers or any of the Sellers'
     Affiliates in connection with or arising out
     of  acts  or omissions   of   the   Purchaser
     or   the   Purchaser's Representatives,
          or  other  matters or occurrences  that
     take  place after  the  Closing with respect
     to the Shopping  Centers and relate to the
     ownership, maintenance or operation  of the
     Shopping Centers.  The Purchaser's
     obligations under this  Section 15.1 shall
     survive the Closing for a period of six (6)
     months.
15.2  Sellers' Indemnities.
          Each  of the Sellers agrees, upon the
     occurrence  of the  Closing,  to indemnify
     and defend the Purchaser  and Purchaser's
     affiliates against, and to hold the Purchaser
     and  Purchaser's  affiliates harmless  from
     all  claims, demand,  causes of action,
     losses, damages,  liabilities, costs   and
     expenses  (including,  without  limitation,
     reasonable  attorney's  fees and
     disbursements)  asserted against  or incurred
     by the Purchaser in connection  with or
     arising out of any personal injury or
     property damage suffered by any third person
     at the Shopping Center owned by  such  Seller
     prior to the Closing Date.  The Sellers'
     obligations  under  this Section 15.2 shall
     survive  the Closing for a period of six (6)
     months.
     16.  Escrow.
     The  Escrow  Agent  shall hold the
Downpayment  and  all interest accrued thereon, if
any (collectively, the "Fund") in escrow  and
shall dispose of the Fund only in accordance  with
the  provisions of this Section 16.
Simultaneously with their execution  and  delivery
of this Agreement, the Purchaser  and the  Sellers
shall furnish the Escrow Agent with  their  true
Federal  Taxpayer Identification Numbers so  that
the  Escrow Agent may file appropriate income tax
information returns with respect  to any interest
in the Fund or other income from  the Approved
Investment.  The party ultimately  entitled  to
the economic benefit of any accrued interest in
the Fund shall  be the party responsible for the
payment of any tax due thereon. 16.1  Demand for
Fund.
          The   Escrow   Agent  shall  deliver
     the   Georgia Downpayment  with any interest
     accrued  thereon,  or  the Michigan
     Downpayment with any interest accrued
     thereon, as the case may be, to the Sellers or the Purchaser, as the case may be, as follows:

               (a) to the Sellers, upon completion of the Closing with respect to the corresponding Shopping
                    Center, if such Shopping Center is disposed of by the occurrence of the
Closing with respect to such Shopping Center rather than by
          the termination of this Agreement with respect to such Shopping Center; or
               (b)   to  the  Sellers, after
receipt  of  the
          Sellers' demand in which the Sellers
          certify  either that  (i)  the
          Purchaser has defaulted  under  this
          Agreement, or (ii) this Agreement has
          been otherwise terminated  or canceled
          with respect to all  of  the Shopping
          Centers (other than those with respect
          to which the Closing has previously
          occurred), and  the Sellers are thereby
          entitled to receive all  or  the stated
          portions of the Fund; but the  Escrow
          Agent shall not honor the Sellers'
          demand until more  than ten  (10)  days
          after the Escrow Agent has  given  a
          copy  of  the  Sellers' demand to the
          Purchaser  in accordance with Section
          16.3, nor thereafter if  the Escrow
          Agent receives a Notice of Objection
          from the Purchaser within such ten (10)
          day period; or

               (c)   to  the Purchaser, after
receipt  of  the
          Purchaser's demand in which the
          Purchaser  certifies either that (i) any
          Seller has defaulted under  this
          Agreement, or (ii) this Agreement has
          been otherwise terminated  or canceled
          with respect to all  of  the Shopping
          Centers (other than those with respect
          to which the Closing has previously
          occurred), and  the Purchaser is thereby
          entitled to receive all or  the stated
          portions of the Fund; but the  Escrow
          Agent shall  not  honor the Purchaser's
          demand until  more than  ten (10) days
          after the Escrow Agent has given a  copy
          of the Purchaser's demand to the Sellers
          in accordance with Section 16.3, nor
          thereafter if  the Escrow Agent receives
          a Notice of Objection from the Sellers
          within such ten (10) day period.
     Upon  delivery  of the Fund, the Escrow
     Agent  shall  be relieved  of all liability
     hereunder and with respect  to the  Fund.
     The Escrow Agent shall deliver the  Fund,  at
     the  election of the party entitled to
     receive the  same, by  (i)  a good,
     unendorsed certified check of the Escrow
     Agent  payable  to  the  order of  such
     party,  (ii)  an unendorsed  official bank or
     cashier's check  payable  to the order of
     such party, or (iii) a bank wire transfer of
     immediately  available funds to an account
     designated  by such party.
16.2  Status of Fund Upon Termination or
Extension.
          No  portion of the Downpayment or any
     other  portion of the Fund shall
          be  delivered to the Sellers or the
     Purchaser  under this Agreement until, with
     respect to any of the Shopping Centers,
     either  (i) the Closing has occurred,  or
     (ii) this   Agreement  has  terminated.
     Upon  each      Closing
     hereunder,  the applicable portion of the
     Fund  shall  be delivered to the Sellers
     pursuant to Section 16.1(a)  and such
     portion shall be applied to the Purchase
     Price  for such  Shopping  Center.  If this
     Agreement is  terminated with  respect  to
     any  or all of  the  Shopping  Centers
     remaining  to  be disposed of under this
     Agreement,  the Fund  or  the remaining
     portion thereof shall be disposed of pursuant
     to Section 16.1(b) or Section 16.1(c), as the
     case may be.
16.3  Notice of Objection.
          Upon receipt of a written demand from
     the Sellers or the  Purchaser under Section
     16.1(b) or (c),  the  Escrow Agent  shall
     send  a copy of such demand  to  the  other
     party.  Within ten (10) days after the date
     of  receiving same,  but not thereafter, the
     other party may object  to
     delivery  of the Fund to the party making
     such demand  by giving a notice of objection
     (a "Notice of Objection") to the Escrow
     Agent.  After receiving a Notice of
     Objection, Escrow  Agent  shall  send  a
     copy  of  such  Notice  of Objection   to
     the  party  who  made  the  demand;                   and
     thereafter,  in  its  sole and absolute
     discretion,  the Escrow Agent may elect
     either (i) to continue to hold the Fund
     until the Escrow Agent receives a written
     agreement of          the   Purchaser  and
     the  Sellers   directing                              the
     disbursement of the Fund, in which event the
     Escrow Agent shall    disburse  the  Fund  in
     accordance   with   such
     agreement; and/or (ii) to take any and all
     actions as the Escrow  Agent deems necessary
     or desirable, in  its  sole and  absolute
     discretion, to discharge and terminate  its
     duties   under   this   Agreement,
     including,   without limitation,  depositing
     the  Fund  into  any  court                            of
     competent   jurisdiction  and  bringing  any
action       of
     interpleader or any other proceeding,
     provided, that the Escrow Agent shall not distribute the Fund to the Purchaser or the Sellers following receipt of a Notice of Objection without further direction from both the
     Purchaser and the Sellers, or from a court of competent jurisdiction; and/or (iii) in the event of any litigation between the Sellers and the Purchaser, to deposit the Fund with the clerk of the court in which such litigation is pending.

16.4  Actions after Notice of Objection.

          If  the  Escrow  Agent is uncertain for
     any  reason whatsoever as to its duties or
          rights  hereunder  (and whether or  not
     the  Escrow Agent  has  received  any written
     demand  under  Section 16.1(b)  or  (c),  or
     Notice of Objection  under  Section 16.3),
     notwithstanding anything to the contrary
     herein, the Escrow Agent may hold and apply
     the Fund pursuant  to Section  16.3  and may
     decline to take any  other  action
     whatsoever.   In  the event the Fund is
     deposited  in  a court by the Escrow Agent
     pursuant to Section 16.3(ii) or (iii),  the
     Escrow Agent shall be entitled to  rely  upon
     the  decision of such court.  In the event of
     any dispute whatsoever  among the parties
     with respect to disposition of  the Fund, the
     Purchaser and the Sellers shall pay the
     attorney's  fees and costs incurred by the
     Escrow  Agent (which  said parties shall
     share equally, but  for  which said  parties
     shall be jointly and severally liable)  for
     any litigation in which the Escrow Agent is
     named as,  or becomes, a party.
16.5  Investment of Fund.
          Notwithstanding  anything to the
     contrary  in  this Agreement, within one (1)
     business day after the date  of this
     Agreement,  the  Escrow  Agent  shall  place          the
     Downpayment in an Approved Investment.  The
     interest,  if any,  which accrues on such
     Approved Investment shall  be deemed  part
     of  the  Fund; and the Escrow  Agent  shall
     dispose of such interest as and with the Fund
     pursuant to this  Agreement.  The Escrow
     Agent may not commingle  the Fund  with  any
     other funds held by Escrow  Agent.                    The
     Escrow Agent may convert the Fund from the Approved Investment into cash or a non-interest-bearing demand account at an
     Approved Institution as follows:

               (a)  at any time within seven (7)
          days prior to the Closing Date; or
               (b)   if  the  Closing Date is
accelerated  or
          extended, at any time within seven (7)
          days prior to the  accelerated or
          extended Closing Date; provided,
          however,  that  the Sellers and the
          Purchaser  shall give  the  Escrow Agent
          timely notice  of  any  such
          acceleration or extension and that the
          Escrow  Agent may  hold the Fund in cash
          or a non-interest-bearing deposit
          account if the Sellers and the Purchaser
          do not  give the Escrow Agent timely
          notice of any such adjournment.
          As used herein, the term "Approved
     Investment" means (i)  any interest-bearing
     demand account or money  market fund  in
     State Street Bank and Trust Company or  in
     any other institution
          otherwise  approved  by both  the
     Sellers  and  the Purchaser  (collectively,
     an "Approved Institution"),  or (ii)  any
     other investment approved by both the
     Sellers and  the  Purchaser.  The rate of
     interest or yield  need not  be  the maximum
     available and deposits, withdrawals,
     purchases,  reinvestment of any  matured
     investment  and sales  shall be made in the
     sole discretion of the Escrow Agent, which
     shall have no liability whatsoever therefor.
     Discounts earned shall be deemed interest for
     the purpose hereof.
16.6  Duties of Escrow Agent.
          The   Escrow   Agent  shall  have   no
duties         or
     responsibilities except those set forth
     herein, which the parties  hereto  agree are
     ministerial  in  nature.                              The
     Sellers  and  the Purchaser acknowledge that
     the  Escrow Agent  is  serving  without
     compensation,  solely  as  an accommodation
     to the parties hereto, and except  for  the
     Escrow  Agent's own willful default,
     misconduct or  gross negligence,  the Escrow
     Agent shall have no liability  of any  kind
     whatsoever arising out of or in connection
     with its  activity  as  Escrow Agent.   The
     Sellers  and  the Purchaser  jointly and
     severally agree to and  do  hereby indemnify
     and  hold harmless the Escrow Agent  from
     all loss,   cost,  claim,  damage,
     liability,  and   expense (including,
     without limitation, reasonable attorney's fees and disbursements) which may be incurred by reason of its acting as the Escrow Agent provided the same is not the result of the Escrow Agent's willful default, misconduct or gross negligence.
     The Escrow Agent may charge against the Fund any amounts owed to it under the foregoing indemnity or may withhold the delivery of the Fund as security for any unliquidated claim, or both. Any amendment of this Agreement which could alter or otherwise affect the Escrow Agent's obligations hereunder will not be effective against or binding upon the Escrow Agent without the Escrow Agent's prior consent, which consent may be withheld in the Escrow
     Agent's  sole  and absolute discretion.

     The provisions of this Section 16 shall survive the termination of this Agreement and the Closing.

17.  Notices.

     All  notices,  elections, consents,
approvals,  demands, objections,  requests  or
other  communications   which                              the
Sellers, the Purchaser or Escrow Agent may be required or desire to give pursuant to, under or by virtue of this Agreement must be in writing and sent by hand or by a nationally recognized overnight courier (except where notice by telecopy  is  expressly permitted  hereunder)
(for next business day delivery), addressed as follows:
     If to the Sellers:
     Dean Witter Realty Inc.
     Two World Trade Center, 64th Floor
     New York, NY 10048
     Attention:
     Ronald DiPietro
     Telephone:
     (212) 392-4578
     Telecopier:
     (212) 392-3123

   with copies to:

     Vincent M.
     Sacchetti, Esq.
     Bingham Dana
     LLP
     150 Federal Street
     Boston, Massachusetts
     02110 Telephone: (617) 951-
     8000 Telecopier:  (617)
     9518736

     If to the Purchaser:

     New Plan Excel Realty
Trust, Inc.
1120 Avenue of the Americas,
12th Floor New York, New York
10036
     Attention:  Chief
     Executive Officer
     Telephone:  (212) 869-3000
 Telecopier:  (212) 869-3989

     with a copy to:

     Altheimer & Gray
10 South Wacker Drive, Suite
            4000
     Chicago, Illinois 60606
     Attention:  Robert M.
     Horwitch, Esq.
     Telephone:  (312) 715-
     4822 Telecopier:  (312)
     715-4800

     If to Escrow Agent:

     LandAmerica
     One Washington Mall
 Boston, MA  02108
     Attention:
     Carole Sawdon
     Telephone:
     617-619-4800
     Telecopier:
     617-619-4848

     The  Sellers, the Purchaser or Escrow Agent
may designate another addressee or change its
address for notices and  other communications
hereunder  by a  notice  given  to  the  other
parties  in  the  manner provided in  this
Section  17.   Any party's  attorney  may give a
notice in accordance  with  this Section  17  on
behalf  of such party.   A  notice  or  other
communication sent in compliance with the provisions of this Section 17 shall be deemed given and received on (i) the date of receipt of hand delivery, or (ii) the date of receipt if sent by a nationally recognized overnight courier.
Notice to the address provided above for any Seller shall constitute notice to all Sellers.

18.  Property Information and Confidentiality.

     The  Purchaser  agrees that, prior to  the
Closing,  all Property  Information shall be kept
strictly confidential  and
shall  not,  without  the prior consent  of  the
Sellers,  be disclosed by the Purchaser or the
Purchaser's Representatives, in  any  manner
whatsoever (other than to the title  insurance
company, Surveyor, governmental authorities or
tenants at  the Shopping Centers), in whole or in
part, and will not  be  used by  the Purchaser or
the Purchaser's Representatives, directly or
indirectly,  for  any purpose other  than
evaluating  the Shopping Centers.  Moreover, the
Purchaser agrees that,  prior to  the  Closing,
the Property Information will be transmitted only
to the Purchaser's Representatives who need to
know  the Property  Information  for  the  purpose
of  evaluating the
Shopping Centers, and who are informed by the
Purchaser of the confidential nature of the
Property Information.  Prior to the delivery  or
disclosure of any Property  Information  to  the
Purchaser's Representatives at any time prior to
the  Closing, the  Purchaser  agrees  to  notify
the  Sellers  as  to  their identity.  The
provisions of this Section 18 shall in no event
apply  to (i) Property Information which is a
matter of public record,  (ii)  Property
Information that is  included  by  the Purchaser
in  any  filing made with the  Securities
Exchange Commission  or the New York Stock
Exchange, or (iii)  Property Information  that is
received by the Purchaser from  a  source other
than the Sellers or Sellers' Affiliates.  The
provisions of  this  Section  18  shall  not
prevent  the  Purchaser  or Purchaser's
Representatives from
     complying   with  Laws,  including,  without
limitation, governmental                              regulatory,
disclosure,  tax   and   reporting
requirements, and legal process.

18.1  Press Releases.

          The  Purchaser and Sellers, for the
     benefit of  each other, hereby agree that
     between the date hereof and  the Closing
     Date, they will not release or cause or
     permit to be  released  any  press  notices,
     publicity  (oral  or
     written)  or  advertising  promotion
relating  to,      or
     otherwise announce or disclose or cause or
     permit  to  be announced  or  disclosed, in
     any manner  whatsoever,  the terms,
     conditions or substance of this Agreement or
     the transactions contemplated herein, without
     first obtaining the  written  consent of the
     other party  hereto.  It  is understood  that
     the foregoing shall not preclude  either
     party  from  discussing  the substance  or
     any  relevant details                            of  the
     transactions  contemplated   in   this
     Agreement   with  any  of  its  attorneys,
     accountants, professional  consultants,
     investor limited  partners  or potential
     lenders, as the case may be, or prevent
     either party hereto from complying with Laws,
     including, without limitation,                    governmental
     regulatory,    disclosure,
     securities, tax and reporting requirements.

18.2  Return of Property Information.

          In  the  event that the Closing does not
     occur  with respect  to  any Shopping Center,
     the Purchaser  and  the Purchaser's
     Representatives shall promptly deliver to the
     Sellers   all  originals  and  copies  of
     the  Property
     Information  pertaining to such Shopping
     Center  referred to in clause (i) of Section
     18.3 in the possession of the Purchaser
     and    the   Purchaser's    Representatives.
     Notwithstanding   anything  contained
     herein    to  the
     contrary, in no event shall the Purchaser be
     entitled  to receive  a  return  of  the
     Downpayment  or  the  accrued
     interest  thereon, if any, if and when
     otherwise entitled thereto pursuant to this
     Agreement until such time as the Purchaser
     and the Purchaser's Representatives shall
     have performed  the  obligations contained
     in  the  preceding sentence.   Upon the
     Purchaser's delivery to the  Sellers of
     substantially all of the materials described
     in  the first  sentence of this Section 18.2,
     the Purchaser shall be  entitled to receive a
     return of ninety percent  (90%) of  the
     Downpayment (or if the Closing  on  the
     Georgia Shopping Center has occurred, ninety
     percent (90%) of the Michigan  Downpayment),
     together  with  accrued  interest upon   such
     portion  of  the  Downpayment  (or  Michigan
     Downpayment, as the case may be).  After
     their receipt of such delivery, the Sellers
     shall
          review   such   materials  and  shall
notify    the
     Purchasers  within  fifteen  (15)  days
     following   such receipt  if  any  of  such
     materials have  not  yet  been delivered  to
     the  Sellers.   The  Purchaser  shall   be
     entitled  to receive a return of the
     remaining amount  of the  Downpayment,
     together with accrued interest thereon, if
     (i) the Sellers do not deliver the notice described in the immediately preceding sentence within such fifteen day period; or
     (ii) the Purchaser delivers to the Sellers the materials specified in such notice, or
     (iii)  the Purchaser delivers to the Sellers
     a certificate that any such materials not delivered by the Purchasers are lost, and committing the Purchaser to deliver such materials to the Sellers if they are subsequently discovered.

18.3  Property Information Defined.

          As  used  in  this  Agreement,  the
     term  "Property Information" shall mean (i)
     all information and documents in         any
     way  relating  to  the  Shopping  Centers,
     the
     operation thereof or the sale thereof
     (including, without limitation, Leases,
     Contracts and Licenses) furnished to, or
     otherwise made available for review by, the
     Purchaser or                             its
     directors,  officers,  employees,
     affiliates,
     partners,   brokers,  agents  or  other
     representatives, including,  without
     limitation, attorneys,  accountants,
     contractors,   consultants,   engineers   and
     financial advisors       (collectively,
     the      "Purchaser's
     Representatives"), by the Sellers or any of
     the  Sellers' Affiliates,   or   their
     agents   or
     representatives,
     including,   without   limitation,   their
     contractors, engineers,  attorneys,
     accountants, consultants,  brokers or
     advisors, and (ii) all analyses,
     compilations,  data, studies,   reports  or
     other  information  or  documents prepared
     or obtained by the Purchaser or the
     Purchaser's Representatives containing or
     based, in whole or in part, on           the
     information  or  documents  described  in             the
     preceding clause (i), or the Investigations, or otherwise reflecting their review or investigation of the Shopping Centers.

18.4  Remedies.

          The   Sellers'   sole  remedy  for
     enforcement   or violation  of  the
     provisions of  this  Section  18  and Section
     6.3 shall be to seek equitable relief,
     including, without
     limitation,  injunctive  relief   or
     specific
     performance, against the Purchaser or the Purchaser's Representatives.

     The provisions of this Section 18 shall survive the

termination of this Agreement and the Closing.

19.  Access to Records.

     For a period of two (2) years

     subsequent to the Closing Date, the Sellers, the Sellers' Affiliates and their employees, agents and representatives shall be entitled to access during business hours to all documents, books and records given to the Purchaser by the Sellers at the Closing for tax and audit purposes, regulatory compliance, and cooperation with governmental investigations upon reasonable prior notice to the Purchaser, and shall have the right, at their sole cost and expense, to make copies of such documents, books and records. Without limiting the foregoing, Purchaser shall have the right after the Closing to audit the books and records of Sellers in respect of the Shopping Centers for those last two entire fiscal years of the Sellers ending prior to the Closing Date and the portion of the Sellers' fiscal year in which the Closing occurs to and including the Closing Date.




     20.  Assignments.




     This  Agreement shall be binding upon and
shall inure  to the  benefit  of  the parties
hereto and to  their  respective heirs,
executors,  administrators, successors  and
permitted assigns.  This Agreement may only be
assigned by the Purchaser to an entity or entities
controlled by or under common control with  the
Purchaser, provided, that the Purchaser shall
remain liable  for  the obligations and
liabilities of the  Purchaser hereunder.   Any
other assignment or attempted assignment by the Purchaser shall constitute a default by the Purchaser hereunder and shall be null and void.
The Sellers acknowledge that with respect to the Shopping Center in Georgia the Purchaser intends to assign its rights and obligations hereunder to, and to have such Shopping Center transferred directly to, an affiliate in compliance with the terms of this Section 20.




     21.  Entire Agreement, Amendments.




     With  the  exception of the letter from the
Purchaser  to Sellers    dated   January   6,
1999,   prior    statements, understandings,
representations and  agreements  between  the
parties, oral or written, are superseded by and
merged in this Agreement,  which  alone  fully and
completely  expresses  the agreement between them
in connection with this transaction and which  is
entered into after full investigation, neither
party relying  upon any statement, understanding,
representation  or agreement  made  by the other
not embodied in this  Agreement. This   Agreement
shall  be  given  a  fair  and   reasonable
construction in accordance with the intentions of
the  parties hereto,  and  without  regard to or
aid  of  canons  requiring construction  against
the Sellers or the party  drafting  this
Agreement.   This  Agreement shall not  be
altered,  amended, changed, waived, terminated or
otherwise
     modified in any respect or particular, and no
consent  or approval   required  pursuant  to
this  Agreement  shall                                      be
effective, unless the same shall be in writing and
signed  by or on behalf of the party to be
charged.
     22.  Merger.
     Except  as otherwise expressly provided
herein or in  the Conveyance  Documents, (i) the
Purchaser's acceptance  of  the Deed shall be
deemed a discharge of all of the obligations  of
the   Sellers   hereunder,  and  (ii)  all  of
the   Sellers'
representations, warranties, covenants and agreements herein shall merge in the documents and agreements executed at the Closing and shall not survive the Closing.

     23.  Limited Recourse.

     The  Purchaser agrees that it does not have
and will  not have  any claims or causes of action
against any disclosed  or undisclosed officer,
director, employee, trustee, shareholder, partner,
principal, parent, subsidiary or other affiliate
of the Sellers, including, without limitation,
Dean Witter Realty Inc.  and  parents and
affiliates of Dean Witter Realty,  Inc.
(collectively, the "Sellers' Affiliates"), arising
out  of  or in                                             connection  with
this  Agreement  or  the   transactions
contemplated hereby.  The Purchaser agrees to look
solely  to each  Seller and such Seller's assets
for the satisfaction  of such  Seller's  liability
or obligation  arising  under  this Agreement or
the transactions contemplated hereby, or for  the
performance  of  any  of the covenants,
warranties  or  other agreements of such Seller
contained herein, and further agrees not                    to  sue  or
otherwise seek to enforce any personal obligation against any of the Sellers' Affiliates with respect to any matters arising out of or in connection with this Agreement or the transactions contemplated hereby. The total liability of the Sellers hereunder shall in no event exceed an amount equal to the Downpayment.

     To  secure  its  obligations under this
Agreement, each Seller agrees to deposit $250,000 with the Escrow Agent at its respective Closing, which sum shall be held pursuant to the terms of the Escrow Agreement attached hereto

     as Exhibit N. 24.  Time of the Essence.

     The  Sellers and the Purchaser agree that,

wherever  this Agreement  provides  that any party

must  send  or  give  any notice,  make an

election or take some other action  within  a

specific time period in order to exercise a right

or remedy it may  have hereunder, time shall be of

the essence with respect to the taking of such

action, and such party's failure to take such

action within the applicable time period shall be

deemed to  be  an  irrevocable waiver by such

party of such right  or remedy.

     25.  Waivers.
     No  failure  or delay of either party in the
exercise     of
any  right  or  remedy given to such party
hereunder  or  the waiver by any party of any
condition hereunder for its benefit (unless  the
time specified herein for exercise of such  right
or  remedy has expired) shall constitute a waiver
of any other or  further  right or remedy nor
shall any single  or  partial exercise  of  any
right or remedy preclude other  or  further
exercise  thereof or any other right or remedy.
No waiver    by
either party of any breach hereunder or failure or
refusal      by
the other party to comply with its obligations shall be deemed a waiver of any other or subsequent breach, failure or refusal to so comply.

     26.  Miscellaneous.
     Neither  this Agreement nor any memorandum
thereof  shall be recorded and any attempted
recordation hereof shall be void and  shall
constitute  a  default.   This  Agreement  may            be
executed  in  one  or  more counterparts,  each
of  which    so
executed and delivered shall be deemed an
original, but all of which  taken  together shall
constitute but one and  the  same instrument.             Each of the
Exhibits and Schedules  referred                          to
herein  and  attached hereto is incorporated
herein  by  this reference.                           The  caption
headings in this Agreement  are  for
convenience  only and are not intended to be a
part  of  this Agreement  and  shall not be
construed to modify,  explain                             or
alter  any  of  the  terms,  covenants  or
conditions  herein contained.                         If  any  provision
of  this  Agreement  shall                                be
unenforceable  or  invalid,  the same  shall  not
affect  the remaining  provisions of this
Agreement and to  this  end  the provisions of
this Agreement are intended to be and  shall              be
severable.   This Agreement shall be interpreted
and  enforced
in accordance with the laws of the state in which
the Shopping Centers  are  located  without
reference  to  principles                                  of
conflicts of laws.

     Sellers  and Purchaser each hereby submit
itself  to  the jurisdiction  of  the  State of
New  York  in  any  action                                or
proceeding  arising  out  of  or  under  this
Agreement.                                            By
execution   and  delivery  of  this  Agreement,
Sellers      and
Purchaser   accept,   generally   and
unconditionally,                                          the
nonexclusive   jurisdiction  of  the  aforesaid
courts       and
irrevocably  agree to be bound by any final
judgment  rendered thereby in connection with this
Agreement from which no appeal has  been  taken or
is available.  Sellers and Purchaser  each hereby
irrevocably waive any objection to the laying of
venue or  based on the grounds of forum non
conveniens which it  may now  or  hereafter have
to the bringing of any such action                        or
proceeding in
     any  such  jurisdiction.  Nothing herein
shall limit  the right of either Sellers or
Purchaser to bring any action, suit or  proceeding
against  the  other  in  the  courts  of  such
jurisdiction.   Sellers  and Purchaser each
acknowledge  that final  judgment against it in
any action, suit  or  proceeding referred to in
this Section 26 shall be conclusive and may               be
enforced in any other jurisdiction, by suit on the
judgment, a certified  or  exemplified copy of
which shall  be  conclusive evidence  of the fact
and of the amount of any such  judgment. Purchaser
hereby  irrevocably appoints, authorizes,
empowers and  designates the chief executive
officer of the  Purchaser, as its lawful agent
upon whom service of any legal process may be
made  in the State of New York, in a like manner
and  with
like  effect  as  if  the  same were  served
personally  upon Purchaser  within the
jurisdiction of the State of  New  York. Each  of
the Sellers hereby irrevocably appoints,
authorizes, empowers  and  designates Dean Witter
Realty,  Inc.,  as  its lawful  agent  upon whom
service of any legal process  may  be made  in the
State of New York, in a like manner and with like
effect  as  if  the same were served personally
upon  Sellers within the jurisdiction of the State
of New York.
     All  the parties hereto and their attorneys
have had full opportunity to review and
participate in the drafting  of  the final  form
of  this Agreement.  Accordingly, this  Agreement
shall  be construed without regard to any
presumption or other rule  of  construction
against the party causing the Agreement to be
drafted.  As used in this Agreement, the masculine
shall include                 the feminine and
neuter, the singular shall  include
the  plural and the plural shall include the
singular, as  the context may require.
27.  Notice to or Knowledge of Sellers.
     To the extent that any provision of this
Agreement or the Seller  Documents relates to the
knowledge of  any  Seller  or receipt of knowledge
by any Seller, such provision is intended to
relate  solely to and shall be deemed to relate
solely  to notices  received and knowledge
obtained by the  Sellers  from and  after  the
date upon which an affiliate of  Dean  Witter
Realty,  Inc.  obtained either title to the
relevant  Shopping Center or the general
partnership interest in the Seller  with respect
to such Shopping Center.  Knowledge of Sellers
shall include,  without  limitation, the  actual
knowledge  of  Mr. Robert B. Austin.
28.  Sellers' Representatives.
     The Sellers hereby designate (i) Ronald
DiPietro as their representative to receive
notices on their behalf
     as contemplated by Section 17 of this
Agreement, and (ii) Robert    B.    Austin    as           their
representative    (the
"Representative") to bind the Sellers with respect to any agreements between any such Seller and the Purchaser, to approve amendments to this Agreement and to render decisions and furnish information as may be required of the Sellers pursuant to this Agreement and the Purchaser shall have no obligation to inquire into the authority of the Representative with respect to any actions taken by the Represenative with respect to this Agreement on behalf of the Sellers.

     IN WITNESS WHEREOF, this Agreement has been duly executed by the parties hereto as of the day and year first above written.

     SELLERS:                 DEAN WITTER REALTY
INCOME
                                PARTNERSHIP II,
L.P.

                              By:  Dean Witter
                                    Realty Income
                                    Properties  II
                                    Inc.,  its
general
                                   partner
                                   By: /s/Robert
                                   B. Austin Name:
                                   Robert B.
                                   Austin Title:
                                   Vice President
                              DEAN WITTER REALTY
                                INCOME PARTNERSHIP
                                III, L.P.
                              By:  Dean Witter
                                    Realty Income
                                    Properties
                                    III, Inc.,
                                    its
general
                                   partner
                                    By:/s/  Robert
B.  Austin Name:  Robert B. Austin
                                   Title:    Vice
President


     PURCHASER:               NEW PLAN EXCEL
REALTY
                              TRUST, INC.

                                   By:/s/Thomas J.
Farrell Name:  Thomas J. Farrell
                                   Title:
Senior Vice President

     ESCROW AGENT:       LAWYERS TITLE INSURANCE
                              CORPORATION

                                   By:/s/ Carole
Sawdon

Name:  Carole Sawdon
                                   Title:
Assistant Vice President

            ASSIGNMENT AND OPTION AGREEMENT

     ASSIGNMENT AND OPTION AGREEMENT (this
"Agreement")
dated as of February __, 1999, between Taxter Park Associates, a New York general partnership ("Taxter"), and DW
Taxter  Special Corp., a Delaware
corporation ("DWTSC").

     WHEREAS,  Taxter  is  a general
partnership,  the general partners of which
are Dean Witter Realty Income Partnership
II,  L.P., a Delaware limited  partnership
("DWR II"), Dean Witter Realty Income
Partnership  III, L.P.,  a Delaware limited
partnership ("DWR III"),  and Dean  Witter
Realty  Income Partnership  IV,  L.P.,  a
Delaware    limited   partnership   ("DWR
IV"  and,
collectively   with   DWR   II   and   DWR
III,   the "Partnerships");

     WHEREAS,  pursuant  to  Section
4.3(C)   of   the respective Agreement of
Limited Partnership of each  of the
Partnerships, the Managing General Partner
of such Partnership   or  any  of  its
affiliates   may              make
investments for the purpose of facilitating the making of such investment for such Partnership;

     WHEREAS,  DWTSC  is an affiliate of
the  Managing General Partner of each
Partnership;

     WHEREAS, Taxter, as successor in
interest to  Dean Witter   Realty  Inc.,
is  a  party  to  that  certain Agreement
Granting Lease, dated as of October 23,
1987 (the  "Original Lease"), among Taxter,
KLM Royal Dutch Airlines, a Netherlands corporation ("KLM"), and Urbco, Inc.
pursuant  to  which KLM was granted  a
leasehold interest (the "Leasehold
Interest") in certain property within the premises commonly known as 565 Taxter
Road, Elmsford,  New  York, located in
Taxter Corporate  Park (the "Property");

     WHEREAS, Taxter and KLM have entered
into (i) that certain Purchase and Sale
Agreement, dated February  9, 1999  (the
"Purchase Agreement"),  pursuant  to  which
Taxter has agreed to assume from KLM and KLM
has agreed to assign to Taxter the Leasehold
Interest,  and  (ii) that certain Lease
Agreement, dated February  5,  1999 (the
"Lease"),  pursuant to which KLM  has  agreed
to lease from  Taxter and Taxter has agreed
to  lease  a certain portion  of  the
premises  located                              at   the
Property; and

     WHEREAS,  Taxter desires to assign (i)
its  rights and   obligations  as  Purchaser
under  the                                     Purchase
Agreement and (ii) its rights and obligations as Lessor under the Lease to DWTSC and grant to DWTSC an option to require Taxter to purchase the Leasehold Interest and assume the Lease at any time from and after August 9, 1999 upon the terms and subject to the conditions contained herein, and DWTSC desires to acquire the rights of Taxter as Purchaser under the Purchase Agreement and Lessor under the Lease and grant to Taxter an option to purchase the Leasehold
Interest and assume the Lease at any time from and after the date DWTSC acquires the Leasehold Interest upon the terms and subject to the conditions contained herein.

     NOW,   THEREFORE,  the  parties  hereto   mutually
covenant and agree as follows:

      1.   Assignment and Assumption of
Taxter's Rights as Purchaser under the
Purchase Agreement  and  Lessor under the
Lease.  Subject to the terms and conditions
set
forth in this Agreement, Taxter hereby assigns
its rights and obligations as Purchaser under
the Purchase Agreement and Lessor under the
Lease to DWTSC.                                DWTSC
hereby accepts such assignment and agrees to be bound by the terms and conditions of the Purchase Agreement and the Lease.

2.   (a)  Taxter Option.  Subject to the terms
                      and
conditions  set forth in this Agreement, in
the  event that DWTSC acquires the Leasehold
Interest pursuant  to the  Purchase Agreement,
DWTSC hereby grants to  Taxter an option (the
"Taxter Option"), at any time from  and after
the  date DWTSC acquires the Leasehold
Interest, to purchase  from  DWTSC  the
Leasehold  Interest  and assume from DWTSC its
rights and obligations under  the Lease for an
amount (the "Exercise Price") equal to the
amount  paid by DWTSC to KLM for the Leasehold
Interest (excluding any interest and other
financing costs  paid by DWTSC in connection
with money borrowed or financing obtained  in
connection therewith), plus  the  out-ofpocket
costs incurred  by DWTSC  in  connection  with
leasing commissions, tenant improvements and
any  other capital expenditures in connection
with the  Leasehold Interest. In  the event
that Taxter  enters  into  an
agreement to sell the Property, in connection
with  the consummation of such sale, the
Taxter Option  shall  be deemed  to be
exercised subject to the other terms  and
conditions  of this Agreement (a "Mandatory
Purchase"); provided,   however,  that  the
Exercise   Date   (as hereinafter defined)
shall be the date of such sale.

     (b)  DWTSC Put.  Subject to the terms and
conditions set  forth  in this Agreement, in
the event that  DWTSC acquires  the  Leasehold
Interest  pursuant                             to   the
Purchase  agreement, Taxter hereby grants to  DWTSC  an
option (the "DWTSC Put") to require Taxter, at any time
from  and after August 9,
1999, to purchase from  DWTSC the Leasehold Interest and
assume from DWTSC its rights and obligations under the
Lease for an amount equal to the Exercise Price .
     3.     Exercise   and  Payment;   Designation   of
Purchaser; Termination.

          (a)   Taxter  shall, at its sole  discretion,
have  the right to appoint a designated purchaser  (the
"Taxter Designee") to purchase the Leasehold Interest from DWTSC and assume DWTC's rights and obligations under the Lease in accordance with the terms hereof upon the exercise of the Taxter Option or the DWTSC Put or in the event of a Mandatory Purchase.

          (b) The Taxter Option or the DWTSC Put may be exercised by Taxter or DWTSC, as the case may be, delivering to the other party, on a date (the "Notice
Date") no less than ten (10) days prior to the date on which such party wishes to exercise the Taxter Option or DWTSC Put,

          (c) as the case may be (the "Exercise Date"), written notice which shall

          (d) specify that such party elects to exercise the
        Taxter Option or DWTSC Put, as the case may

    (e)  be, and, in the case of exercise of the Taxter
               Option, the identity of the Taxter
               Designee.  In the event that DWTSC
               exercises the DWTSC Put, Taxter shall
               provide DWTSC with notice of the identity of the Taxter Designee within the five day period after the Notice Date. In the event of a Mandatory Purchase, Taxter shall provide DWTSC with notice of the identity of the Taxter Designee not less than ten
               (10) days prior to the consummation of the sale resulting in the Mandatory Purchase.

          (c)   On  the  Exercise Date, Taxter  or  the
Taxter  Designee shall deliver to DWTSC the  applicable
Exercise   Price   by  wire  transfer  of
immediately available funds to an account designated by DWTSC no less than one (1) day prior to the Exercise Date, and Taxter and DWTSC shall enter into a mutually acceptable agreement pursuant to which (i) the Original Lease will be terminated or the Leasehold Interest shall be transferred to the Taxter Designee, and
(ii)  DWTSC's rights and obligations under
the Lease will be assigned to the Taxter
Designee.

     4.   Representations of the Parties.

          (a)  Taxter hereby represents and
warrants to DWTSC  as  follows:   This
Agreement  has  been   duly executed  and
delivered by Taxter  and  constitutes  a
legal,   valid   and  binding  obligation
of   Taxter enforceable  against  Taxter
in  accordance  with  its terms.  The
execution and delivery of this Agreement do
not,   and   the   consummation  of  the
transactions contemplated hereby will not,
violate any provision  of the  partnership
agreement of Taxter, any agreement  to
which Taxter is a party or by which Taxter
is bound and will  not violate any other
restriction of any kind  or character to
which Taxter is subject.
          (b)  DWTSC hereby represents and
warrants  to Taxter  as  follows:  This
Agreement  has  been   duly
executed  and  delivered  by DWTSC  and
constitutes  a legal,   valid   and
binding  obligation   of   DWTSC
enforceable against DWTSC in accordance
with its terms. The  execution and delivery
of this Agreement  do  not, and  the
consummation of the transactions
contemplated hereby   will  not,  violate
any  provision   of   the Certificate of
Incorporation or By-laws of DWTSC, any agreement to which DWTSC is a party or by which DWTSC is bound and will not violate any other restriction of any kind or character to which DWTSC is subject.
     5.
     6.

          Restrictions on Transfer. Unless
     this Agreement has been terminated in
     accordance with its terms, DWTSC shall
     not assign, transfer or otherwise
     dispose of, or
     7.   grant any right or option to any
person to
          purchase the Leasehold Interest or its
          rights and obligations under the Lease,
          except, if at all, to Taxter or the Taxter
          Designee as and when the Taxter Option or DWTSC Put has been exercised or in connection with a Mandatory Purchase.

     6. Term of Agreement. This Agreement shall be in effect from the date first set forth above through
October 31, 2072 (the "Expiration Date").

     7.   Consent to Assignment of Leasehold
Interest.
Taxter hereby consents to the Assignment of the Leasehold Interest to DWTSC pursuant to
Article 13 of the Original Lease.

     8.   Amendments.  No amendment,
alteration,
change, or attempted waiver of any of the provisions hereof shall be binding without the written consent of both parties.

     9.   Assignment; Binding Effect.
Taxter shall
have the right to assign or sell its rights and obligations under this Agreement to any person, corporation, partnership, or other legal entity. DWTSC shall not assign this Agreement or its respective rights and obligations under this Agreement without the written consent of Taxter, which consent may be withheld in Taxter's sole discretion. The provisions of this Agreement shall be binding upon and shall inure to the benefit of the parties' successors and assigns, respectively, but this provision shall not constitute a consent by Taxter to assignment by DWTSC otherwise prohibited by the preceding sentences.

     10.  Governing Law.  The parties agree
that it shall be governed and construed in accordance with the internal laws of the State of New York to the fullest extent permitted by law, without regard to the application of conflict of laws rules. If any portion of the provisions hereof shall to any extent be invalid or unenforceable, the remainder of this Agreement, or the application of such portion or provisions in circumstances other than those in which it is held invalid or unenforceable, shall not be affected thereby, and each portion or provision of this Agreement shall be valid and enforced to the fullest extent permitted by law.
   11.  Additional Documents.  The parties
                   hereto
shall execute such additional documents as are reasonably required for the purpose of carrying out the intent and purpose of this Agreement.
     12.  Headings.  Section and paragraph
headings are not part of this Agreement and are included solely for convenience and are not intended to be full or accurate descriptions of the contents thereof.

13.  Counterparts.  This Agreement may be
executed in any number of counterparts, each of which shall be an original, but all which together shall constitute one instrument.

      14.  Notices.  Any notice which either
party hereto may be required or permitted to
give to the other shall be in writing and
may be delivered personally, by mail,
postage prepaid, or by facsimile addressed
as follows:
     If to Taxter, to:
           Taxter Park Associates
               Two World Trade Center, 64th
Floor
               New York, NY 10048
               Attention:  Robert
Austin
               Facsimile:  (212) 392-
3123

     If to DWTSC, to:

               Dean Witter Special
               Taxter Corp. Two World
               Trade Center, 64th
               Floor New York, NY
               10048
          Attention:  Robert Austin
               Facsimile:  (212) 392-3123


     15.  Remedies.  The parties hereto will
be entitled to enforce their rights under this Agreement specifically (without posting a bond or other security), to recover damages by reason of any breach of any provision of this Agreement and to exercise all other rights existing in their favor.
The parties hereto agree and acknowledge that money damages may not be an adequate remedy for any breach of the provisions of this Agreement and that any party hereto may in its sole discretion apply to any court of law or equity of competent jurisdiction for specific performance and/or injunctive relief in order to enforce or prevent any violation of the provisions of this Agreement.

    [Remainder of page intentionally left
                   blank.]

     IN  WITNESS WHEREOF, the undersigned
have executed this Assignment and Option
Agreement as of the day  and year first
above written.
                         DW TAXTER SPECIAL
CORP.
                     By:

                    Name:
                   Title:


                         TAXTER PARK
ASSOCIATES

                         By:  Dean Witter
                              Realty Income
                              Partnership
                              II, L.P.,
                              general
                              partner
                              By:   Dean
                              Witter  Realty
                              Income
                                   Propertie
                                     s II,
                                     Inc.,
                                     managin
                                     g
                                     general
                              partner
                                   By:
                                   Name:
                                   Title:


                         By:  Dean Witter
                              Realty Income
                              Partnership
                              III, L.P.,
                         general partner

                              By:  Dean
                              Witter Realty
                              Income
                                   Propertie
                                   s III,
                                   Inc.,
                                   managing
                                   general
                              partner


                                   By:

                                   Name:
                                   Title:


                         By:  Dean Witter
                              Realty Income
                              Partnership
                              IV, L.P.,
                         general partner

                              By:  Dean
                                   Witter
                                   Realty
                                   Fourth
                                   Income
                                   Propertie
                                   s, Inc.,
                                   managing
                              general
                              partner



By:

Name:
Title: