Form 10-Q
period 1999-04-30
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 1999-06-10
CIK 752744

UNITED STATES
                   SECURITIES AND EXCHANGE
                     COMMISSION Washington, D.C. 20549

                            FORM 10-Q
        [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934
               For the period ended April 30,
1999

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

April 30, October 31,

1999
                              1998 ASSETS
Cash and cash equivalents                  $
736,523
$
624,315

Investment in joint venture
2,425,957
2,373,176

Real estate:
                     Land
                       -
1,900,300
   Building and improvements                      -
                  13,173,398

  Accumulated depreciation                        -
                   4,727,834

Deferred leasing commissions, net
    -
223,878

Other assets                                   290,474
229,999

                                           $ 3,452,954
$13,797,232


           LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities     $   205,386
$   375,900

Partners' capital (deficiency):
 General partners
(5,434,391)
(5,462,740)
 Limited partners ($1,000 per Unit, 177,023 Units
issued) 8,681,959
18,884,072

  Total partners' capital                    3,247,568
13,421,332

                                           $ 3,452,954
$13,797,232


   See accompanying notes to consolidated financial
                      statements

    DEAN WITTER REALTY INCOME
PARTNERSHIP II, L.P.

            CONSOLIDATED INCOME
STATEMENTS

  Three and six months ended April 30, 1999 and 1998
Three months ended           Six months ended

April
30,
April 30,
                                1999         1998
                               1999       1998
Revenues:
  Gains on sales of real    $         $          $        $19,127
estate                      4,026,422 8,079,387
4,026,4  ,672
  Rental                                         22
  Equity in earnings of     146,469   841,208             2,000,1
joint venture
551,241  29
  Interest and other        78,800    52,041

                            147,569  111,562 225,566
                       54,687

259,553  168,066


                            4,477,257 9,027,323  4,98
                                                 4,7
                                                 21,4
                                                 07,
                                                 85       429

Expenses:
  Property operating
  Depreciation and          131,827   284,856
210,669  805,781
amortization
  General and               4,590     133,429
130,469  398,460
administrative
                            61,560    73,001
138,664  241,888
                            197,977   491,286
479,802  1,446,1
                                                          29
Net income                  $         $          $        $19,961
                            4,279,280 8,536,037
4,504,9  ,300
                                                 83

Net income allocated to:
  Limited partners          $         $          $        $19,877
  General partners          4,273,501 8,490,372
4,476,6  ,937
                                                 34
                            5,779     45,665              83,363

28,349
                            $         $          $        $19,961
                            4,279,280 8,536,037
4,504,9  ,300
                                                 83

  Net income per Unit of
limited                     $         $          $        $
partnership interest        24.14     47.96
25.29     112.29
  See accompanying notes to
                     consolidated
                     financial
                     statements.

 DEAN WITTER REALTY INCOME PARTNERSHIP
               II, L.P.

  CONSOLIDATED STATEMENT OF PARTNERS'
                CAPITAL

    Six months ended April 30, 1999


Limited General

Partners Partners
Total
Partners' capital (deficiency)
 at November 1, 1998               $
18,884,072 $(5,462,740)
$ 13,421,332

Distributions
(14,678,747)
-
(14,678,747)

Net income                            4,476,634
28,349
4,504,983

Partners' capital (deficiency)
 at April 30, 1999                 $  8,681,959
$(5,434,391)                       $  3,247,568






  See accompanying notes to consolidated
                     financial statements.

DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

     CONSOLIDATED STATEMENTS OF CASH FLOWS

   Six months ended April 30, 1999 and 1998

1999
1998
Cash flows from operating activities:
    Net income
$
               4,504,983      $
19,961,300
   Adjustments to reconcile net income to net
                      cash provided
   by operating activities:
            Gains on sales of real estate
                     (4,026,422)
(19,127,672)
        Depreciation and amortization
130,469
398,460
        Equity in earnings of Taxter joint
venture
(147,569)
(111,562)
   (Increase) decrease in operating assets:
          Deferred leasing commissions
(60,767) (179,947)
          Other assets
189,525 360,059
    Decrease in accounts payable and other
liabilities (170,514)
(598,495)

           Net cash  provided by operating
activities 419,705
702,143

Cash flows from investing activities:
       Proceeds from sale of real estate
                  14,465,534
44,620,066
           Additions to real
                   estate
                   (189,072)
(278,631)
  Distributions from Taxter
        joint venture
108,780
175,065
      Investments in Taxter
                   joint
                   venture
                   (13,992)
(36,157)

       Net cash provided by
investing activities
14,371,250
44,480,343
Cash flows from financing
        activities: Cash
        distributions to
        partners
                 (14,678,747)
(46,342,458)

Increase (decrease) in cash
and cash equivalents
112,208
(1,159,972)
Cash and cash equivalents at beginning
of period 624,315
1,741,456

Cash and cash equivalents at end of
period   $ 736,523        $ 581,484



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

The   financial  statements  include  the
accounts of the
Partnership  and the joint venture which owned the
Framingham Corporate Center property (sold in the
first quarter of fiscal 1998)   on  a
consolidated basis.   The  equity  method   of
accounting  has
been  applied  to  the  Partnership's
14.8% interest  in  the partnership which owns the
Taxter
Corporate Park  property  (the  "Taxter
Partnership")  because  of  the Partnership's
continuing  ability   to   exert   significant
influence over the Taxter Partnership.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax reporting purposes.

Net income per Unit of limited partnership interest amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In  the  opinion  of  management, the
accompanying financial statements,   which  have
not  been
audited,   include
all adjustments necessary to present fairly the results for the interim period. Except for the gains on sales of real estate, such adjustments consist only of normal recurring accruals.

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

 DEAN WITTER REALTY INCOME PARTNERSHIP
               II, L.P.

    Notes to Consolidated Financial
              Statements

2. Real Estate

On   February  16,  1999,  the
Partnership entered  into  an
agreement  with  New   Plan Excel
Realty  Trust,  Inc.,    an
unaffiliated  party,  to  sell the
land  and building  which comprise the
Pavilions at East
Lake property. As part  of  the
agreement, Dean Witter Realty Income
Partnership III, L.P., an affiliate,
also  agreed to sell a retail property
to New Plan. The  aggregate
negotiated sales price of the
properties  sold was  approximately
$24.1 million, of which  $14  million
was allocated  in  the  agreement to
the Pavilions  at East  Lake property.
The purchase price was paid in cash at
closing  on March 1, 1999.  At
closing, the Partnership received
proceeds, net
of closing costs, an escrow deposit
(described below) and other
deductions,  of  approximately $13.3
million.    Such proceeds  ($75.13
per Unit) were  distributed  100%  to
the Limited Partners  on  March  16,
1999.                              The
Partnership recognized  a  gain  from
this  sale of  approximately  $2.8
million; such gain was allocated 100%
to the Limited Partners.

Partnership sale proceeds of $250,000
are being held  inan
escrow  account  to secure the
Partnership's obligations,  if any,
pursuant  to its
representations and warranties  in
the agreement. If the buyer has not
made any claims against  the
Partnership by September 1, 1999, the
escrow deposit  will  be released to
the Partnership.

All  of  the  Partnership's rental
income, property  operating expenses
and  depreciation and  amortization
expenses  were generated by the
Pavilions at East Lake property during
fiscal 1999. In fiscal 1998, the
property generated rental income  of
approximately  $1,412,000, property
operating  expenses   of
$390,000   and  depreciation  and
amortization expensesof
$478,000.

 DEAN WITTER REALTY INCOME PARTNERSHIP
               II, L.P.

    Notes to Consolidated Financial
              Statements

In  fiscal  1996,  the  Partnership
sold  the Wallkill  Plaza
shopping  center.  A portion of the
sale price was represented by  a $1.2
million promissory note from the
purchaser, payment of  which
was contingent on the outcome  of  the
bankruptcy proceedings of Bradlees
Department Stores, an anchor tenant at
the shopping center.  In 1996, the
Partnership did not include the  $1.2
million note in the gain on sale
of  the property
because of the uncertainty of its
realization.

In  April  1999,  the  purchaser  paid
the Partnership  $1.4
million,  representing  payment of
the  note  in full,  plus interest at
4.5%.  The Partnership recognized $1.2
million  as a  gain  on sale of real
estate and approximately $0.2 million
of interest income.  The $1.4 million
was allocated 100%  to the  Limited
Partners.  The Partnership distributed
the amount received to the Limited
Partners ($7.79 per Unit) on April 28,
1999.

3.   Investment in Joint Venture
In  1987, the Taxter Partnership sold
a leasehold interest  in approximately
20% of the property's space to KLM.
In  1998, KLM  accepted a $6.75
million purchase offer for the
leasehold interest, which the Taxter
Partnership had the right to match.
The  partners of the Taxter
Partnership believe that inclusion of
the  KLM  space improves the value and
salability  of  the property;
however, the partners did not have
sufficient  cash
to  fund the purchase. Therefore, an
affiliate of the Managing General
Partner  (the "Affiliate"),  as  an
accommodation,
purchased the leasehold interest on

February 8, 1999 for $6.75 million

and  assumed  the  rights and

obligations  of   KLM thereunder.

On  February  4, 1999, the Taxter

Partnership and KLM  entered into a

new lease which allows KLM to continue

to occupy 50% of the  space subject to

the leasehold interest.  On February

8, 1999, the Affiliate also assumed

the rights and obligations of the

joint venture under this new lease.

 DEAN WITTER REALTY INCOME PARTNERSHIP
               II, L.P.

    Notes to Consolidated Financial
              Statements

As  part of the purchase of the
leasehold interest, the Taxter
Partnership  received  an option to
purchase  the  leasehold interest  and
assume the new lease from the
Affiliate  for  a purchase  price of
$6.75 million plus the costs of any
tenant improvements,  leasing
commissions and  capital  expenditures
incurred  by  the Affiliate in
connection with  the  leasehold
interest  (collectively,  the  "Resale
Price"). The  Taxter Partnership  also
granted the Affiliate an option  to
require the  Taxter Partnership to
purchase the leasehold interest and
assume  the new lease for the Resale
price.  When
the property is  sold, the Taxter
Partnership will be obligated to
purchase the  leasehold  interest and
assume the  new  lease  from  the
Affiliate for the Resale Price.

4.   Related Party Transactions

An affiliate of the Managing General
Partner provided property
management   services  for  Taxter
Corporate
Park   (through
December 31, 1998), Glenhardie I and
II (sold April 1998)  and Framingham
Corporate  Center  (sold  December
1997).   The Partnership   paid   the
affiliate   management fees
of
approximately  $3,000  and $39,000 for
the  six months  ended April 30, 1999
and 1998, respectively.

Another  affiliate  of the Managing
General Partner  performs
administrative functions, processes
investor transactions  and prepares
tax  information  for  the
Partnership.
Effective November  1,  1998, the
affiliate reduced its fees  for  these
services because of the greatly
decreased level of Partnership
activity.   For the six months ended
April 30, 1999 and  1998, the
Partnership incurred approximately
$95,000 and  $159,000, respectively,
for  these services.  These amounts
have  been recorded in general and
administrative expenses.

ITEM 2.
MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership raised $177,023,000 in
a public offering which was terminated
in 1985.  The Partnership has no plans
to raise additional capital.

As  a  result  of  property sales in
fiscal  1999 and  1998, Partnership
cash  flow from operations decreased
during  the three and six months ended
April 30, 1999 as compared to 1998.

The  Pavilions at East Lake property
was sold on March 1, 1999 (see   Note
2  to  the
consolidated  financial  statements).
Subsequently,  the  Partnership's
interest  in the   Taxter Corporate
Park  office  property is the
Partnership's  sole property
interest.   The partnership which
owns  the  Taxter Corporate Park (the
"Taxter Partnership") has accepted  a
bid from an unaffiliated third party
to purchase the property, and the
parties are currently
negotiating the terms of a purchase
and  sale agreement.  However, there
can be no assurance that the Taxter
property will be sold.
On  February  8,  1999, an affiliate
of the Managing  General Partner,  as
an  accommodation to  the  Taxter
Partnership, purchased  the leasehold
interest of KLM in approximately  20%
of the  property's  space.  See Note 3
to  the consolidated financial
statements.
Currently, the overall vacancy levels
in the office market  in Westchester
County,  New York and the west
Westchester  submarket   in  which
Taxter  Corporate  Park  is  located
are approximately  18% and 14%,
respectively.  During the  second
quarter  of  fiscal 1999, occupancy at
the property  decreased from  99%  to
76% primarily because KLM vacated
approximately 10%
of   the   property's  space,  another
tenant vacated approximately 7% of the
space and Cityscape, which  filed  for
bankruptcy protection in 1998, vacated
approximately 9% of the space. Leases
aggregating approximately 39% of the
property's space expire in 2001.

During  the  six  months  ended April
30,  1999, the  Taxter property
generated positive cash flow from
operations, and  it is  anticipated
that it will continue to  do  so
during  the period  the Partnership
continues to own its interest  in  the
property.

 DEAN WITTER REALTY INCOME PARTNERSHIP
               II, L.P.

During  the six months ended April 30,
1999, the Partnership's cash flow from
operations and distributions received
from  the Taxter Partnership  exceeded
its  capital  expenditures for tenant
improvements and leasing commissions
at the  Pavilions at   East  Lake
property  and contributions  to  the
Taxter Partnership.

During  the  six months ended April
30, 1999, the Partnership made  cash
distributions of proceeds from sales
of properties. See Note 2 to the
consolidated financial statements.

The  Taxter  Partnership expects to
pay for its share  of  the purchase
price of the former KLM leasehold
interest from  its share  of  the
proceeds from the sale of the Taxter
property. As of April 30, 1999, the
Partnership had commitments to fund
approximately $66,000 for its share of
tenant improvements and leasing
commissions at the Taxter property.

The  Partnership may also be required
to fund costs of capital expenditures
at   the Glenhardie  property
pursuant   to commitments made  prior
to the sale of the  property  if  the
aggregate   of  such  costs,  when
all  projects have   been completed,
exceeds the escrow deposit made in
April  1998  at closing of the sale of
the property.

Generally,  future cash distributions
will be paid  from  the remaining
proceeds from the sale of the Taxter
property,  the receipt, if any, of the
escrow deposit relating to the sale of
the
Pavilions at East Lake property and
cash reserves.

The  Partnership believes that its
cash reserves are  adequate for its
needs during the remainder of fiscal
1999.

Deferred  leasing commissions and
accounts payable and  other
liabilities decreased in 1999 as a
result of the sale  of  the Pavilions
at East Lake property.

Except as discussed above and in the
consolidated financial statements, the
Managing General Partner is not aware
of any trends or events, commitments
or uncertainties that may have a
material impact on liquidity.

 DEAN WITTER REALTY INCOME PARTNERSHIP
               II, L.P.

Operations

Fluctuations  in the Partnership's
operating results  for  the three- and
six-month periods ended April 30, 1999
compared  to 1998 are primarily
attributable to the following:

The 1999 gains on sales of real estate
resulted from the March 1999  sale  of
the Pavillions at East Lake property
and  the
April  1999 receipt of $1.2 million in
payment of the Wallkill Plaza
contingent  promissory  note (see
Note  2   to   the consolidated
financial statements).  The 1998 gains
on  sales of  real estate  resulted
from the  sale  of  the Framingham
Corporate  Center (December 1997) and
the Glenhardie Corporate Center I and
II (April 1998) properties.
In   1999,   rental   income,
property  operating expenses,
depreciation  and  amortization
expenses,  and  general   and
administrative expenses decreased as a
result of the 1999  and 1998 property
sales.
Interest and other income increased in
1999 primarily  because the
Partnership received approximately
$200,000  of  interest in April 1999
under the terms of the Wallkill Plaza
contingent promissory  note.  This
increase was partially offset  by  a
decrease  in 1999 in interest earned
on the proceeds from  the sales  of
properties until such proceeds were
distributed  to the Limited Partners.
There  were  no  other individually
significant factors  which caused
changes in revenues or expenses.
Inflation
Inflation  has  been  consistently
low  during the   periods presented in
the consolidated financial statements
and,  as  a result, has not
had a significant effect on the
operations  of the Partnership or its
properties.

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


                              DEAN
                                WITTER
                                REALTY
                                INCOME
                                Partne
                                rship
                                II,
                                L.P.

                           By:
Dean Witter Realty Income

                              Properti
                              es II
                              Inc.
                              Managing
                              General
Partner



Date:  June    10, 1999         By:
/s/E.
Davisson Hardman,
Jr.
                           E. Davisson
                           Hardman,
                           Jr.
                           President

Date:  June    10, 1999         By:
/s/Charles
M. Charrow
                           Charles M.
                                Charro
                                w
                                Contro
                                ller
                                (Princ
                                ipal
                                Financ
                                ial
                                and
                                Accoun
                                ting
                                Office
                                r)

 DEAN WITTER REALTY INCOME PARTNERSHIP
               II, L.P.

           Quarter Ended

                   April

                   30, 1999

                   Exhibit

                   Index

Exhibit No.

Description

   27

Financial

Data Schedule


















E1