Form 10-Q
period 1999-07-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 1999-09-13
CIK 752744

                          UNITED STATES
               SECURITIES AND EXCHANGE
                     COMMISSION Washington, D.C.
                     20549

                            FORM 10-Q
    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
               For the period ended July 31, 1999

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

             CONSOLIDATED BALANCE SHEETS
                                            July 31,
                                              October
                                              31,
                                              1999
                                              1998
                       ASSETS
Cash and cash equivalents                  $
799,915  $
624,315

Investment in joint venture                  2,338,299
2,373,176

Real estate:
 Land                                                     -
1,900,300
   Building and improvements                      -
                      13,173,398
                                                -
15,073,698
   Accumulated depreciation                       -
                       4,727,834
                                                -
10,345,864

Deferred leasing commissions, net               -
223,878

Other assets                                   276,121     229,999

                                           $ 3,414,335
$13,797,232


           LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities     $   170,278
$   375,900

Partners' capital (deficiency):
 General partners
(5,431,513)
(5,462,740)
 Limited partners ($1,000 per Unit, 177,023 Units
issued) 8,675,570                                         18,884,072

  Total partners' capital                    3,244,057
13,421,332

                                           $ 3,414,335
$13,797,232


   See accompanying notes to consolidated financial
                      statements

    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

         CONSOLIDATED STATEMENTS OF OPERATIONS

  Three and Nine months ended July 31, 1999 and 1998
                                            Three
months ended Nine months ended
                                                 July
31,
July 31,
                                1999         1998
                               1999       1998
Revenues:
  Gains on sales of real    $         $          $        $19,097
estate                      (32,288)  (30,545)
3,994,1  ,127
  Rental                          -              34
  Equity in earnings of               359,079             2,359,2
joint venture               49,825
551,241  08
  Interest and other                  166,508
                            11,160
197,394  278,070
                                      6,007

270,713  174,073


                            28,697    501,049
5,013,4  21,908,
                                                 82       478

Expenses:
  Property operating              -
  Depreciation and                -   100,677
210,669  906,458
amortization
  General and               32,208    122,385
130,469  520,845
administrative
                                      110,536
170,872  352,424
                            32,208    333,598
512,010  1,779,7
                                                          27
Net (loss) income           $         $          $        $20,128
                            (3,511)   167,451
4,501,4  ,751
                                                 72

Net (loss) income
allocated to:               $         $          $        $20,025
  Limited partners          (6,389)   147,652
4,470,2  ,589
  General partners                               45
                            2,878     19,799              103,162

31,227
                            $         $          $        $20,128
                            (3,511)   167,451
4,501,4  ,751
                                                 72

  Net (loss) income per
Unit of limited             $         $          $        $
partnership interest        (.04)     0.83
25.25     113,12




  See accompanying notes to consolidated financial
                     statements.

   DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

     CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

           Nine months ended July 31, 1999

                                     Limited
General
                                     Partners
Partners
Total
Partners' capital (deficiency)
 at November 1, 1998               $ 18,884,072
$(5,462,740)                       $ 13,421,332

Distributions                       (14,678,747)
-
(14,678,747)

Net income                            4,470,245             31,227
4,501,472

Partners' capital (deficiency)
 at July 31, 1999                  $  8,675,570
$(5,431,513)                       $  3,244,057





  See accompanying notes to consolidated financial
                     statements.

   DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

        CONSOLIDATED STATEMENTS OF CASH FLOWS

      Nine months ended July 31, 1999 and 1998

1999
1998
Cash flows from operating activities:
    Net income                                  $
                  4,501,472      $
20,128,751
   Adjustments to reconcile net income to net cash
                      provided
   by operating activities:
            Gains on sales of real estate
                     (3,994,134)
(19,097,127)
  Depreciation and amortization             130,469
520,845
        Equity in earnings of Taxter joint venture
(197,394)
(278,070)
   (Increase) decrease in operating assets:
          Deferred leasing commissions
(60,767) (179,947)
          Other assets
173,878 417,545
        Decrease in accounts payable and other
liabilities (205,622)
(607,360)

           Net cash  provided by operating
activities 347,902
904,637

Cash flows from investing activities:
       Proceeds from sale of real estate
                  14,463,246
44,589,521
           Additions to real estate
                   (189,072)
(320,509)
  Distributions from Taxter joint venture
270,110
404,169
      Investments in Taxter joint venture
                   (37,839)
(83,329)

       Net cash provided by investing
activities 14,506,445
44,589,852
Cash flows from financing activities:
        Cash distributions to partners
                 (14,678,747)
(46,539,150)

Increase (decrease) in cash and cash
equivalents
175,600
(1,044,661)

Cash and cash equivalents at beginning of period
624,315
1,741,456

Cash and cash equivalents at end of period   $
799,915      $ 696,795



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

The  Partnership expects that, in the fourth
quarter of  1999, it will receive $220,000 of the
$250,000 which was escrowed at sale,  in  final
settlement  of  its  obligations  under  the
agreement.   The Partnership will not recognize an
additional gain upon receipt of the remaining escrow deposit balance.

All   of   the  Partnership's  1999  rental
income,  property operating expenses and
depreciation and amortization  expenses were
generated by the Pavilions at East Lake property.
During the year ended October 31, 1998, the
property generated rental income   of
approximately  $1,412,000,  property   operating
expenses   of   $390,000  and  depreciation  and


amortization expenses of $478,000.

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

    Notes to Consolidated Financial Statements

In  fiscal  1996,  the  Partnership sold  the
Wallkill  Plaza shopping  center.  A portion of
the sale price was represented by  a $1.2 million
promissory note from the purchaser, payment of
which     was  contingent on the outcome  of  the
bankruptcy
proceedings of Bradlees Department Stores, an anchor tenant at the shopping center. In 1996, the Partnership did not include the $1.2 million note in the calculation of the gain on sale of the property because of the uncertainty of its realization.

In   April   1999,   the   purchaser  paid   the
Partnership
approximately $1.4 million, representing payment
of  the  note in  full, interest at 4.5%.  The
Partnership  recognized
$1.2   million  as  a  gain  on  sale  of  real
estate   and approximately  $0.2  million of
interest  income.   The  $1.4 million  was
allocated  100% to the  Limited  Partners.   The
Partnership distributed the amount received to the Limited Partners ($7.79 per Unit) on April
28, 1999.

In   September  1999,  the  Partnership  expects
to  receive
approximately $340,000, the balance of the escrow
deposit  to be                                              returned  by
the  buyer  of  the  Glenhardie  I  and  II
properties,  which were sold in April 1998.   The
Partnership did  not include the amount of the
sale proceeds deposited  in escrow  in  the
calculation of the gain on the  sale  of  the
property  because of the uncertainty of the
recoverability  of the  escrow  deposit.   As  a
result, the Partnership will recognize the actual amount received as an additional gain on the sale of the property.

3.   Investment in Joint Venture

In  1987, the Taxter Partnership sold a leasehold
interest  in approximately  20% of the property's
space to KLM.   In  1998, KLM  accepted a $6.75
million purchase offer for the leasehold interest,
which the Taxter Partnership had the right to
match. The  partners of the Taxter Partnership
believe that inclusion of  the  KLM  space
improves the value and salability  of  the
property;  however, the partners did not have
sufficient  cash
to  fund the purchase. Therefore, an affiliate of
the Managing General(the  "Affiliate"),  as  an
accommodation,
purchased the leasehold interest on February 8,
1999 for $6.75 million  and  assumed  the  rights
and  obligations  of   KLM thereunder.

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

    Notes to Consolidated Financial Statements

On  February  4, 1999, the Taxter Partnership and
KLM entered into a new lease which allows KLM to continue to occupy 50% of the space subject to the leasehold interest. On February 8, 1999, the Affiliate also assumed the rights and obligations of the joint venture under this new lease.

As  part of the purchase of the leasehold
interest, the Taxter Partnership  received  an
option to  purchase  the  leasehold interest  and
assume the new lease from the Affiliate  for  a
purchase  price of $6.75 million plus the costs of
any  tenant improvements,  leasing  commissions
and  capital  expenditures incurred  by  the
Affiliate in connection with  the  leasehold
interest  (collectively,  the  "Resale  Price").
The  Taxter Partnership  also granted the
Affiliate an option  to  require
the  Taxter Partnership to purchase the leasehold
interest and assume  the new lease for the Resale
price.  When the property is  sold, the Taxter
Partnership will be obligated to purchase the
leasehold  interest and assume the  new  lease
from  the Affiliate for the Resale Price.
Summarized financial information of the Taxter
Partnership  is as follows:
                    Quarter  ended July 31,
Nine  months ended July 31,
                       1999              1998
1999 1998
Revenues    $ 1,706,457  $ 1,915,422  $ 4,705,145
$ 4,738,284

Expenses      1,370,802      790,371    3,371,399
2,859,434


Net income  $   335,655  $ 1,125,051  $ 1,333,746
$ 1,878,850

4.   Related Party Transactions

An affiliate of the Managing General Partner
provided property management   services  for
Taxter  Corporate  Park   (through December 31,
1998), Glenhardie I and II (sold April 1998)  and
Framingham   Corporate  Center  (sold  December
1997).    The Partnership   paid   the   affiliate
management   fees    of approximately  $3,000 and
$45,000 for the  nine  months  ended July 31, 1999
and 1998, respectively.

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

    Notes to Consolidated Financial Statements


Another  affiliate  of the Managing General
Partner  performs administrative functions,
processes investor transactions  and prepares
tax  information  for  the  Partnership.
Effective November  1,  1998, the affiliate
reduced its fees  for  these services because of
the greatly decreased level of Partnership
activity.   For the nine months ended July 31,
1999 and 1998, the Partnership incurred approximately $102,000 and $225,000, respectively, for these services. These amounts have been recorded in general and administrative expenses.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
The Partnership raised $177,023,000 in a public
offering which was terminated in 1985.  The
Partnership has no plans to raise additional
capital.
As  a  result  of  property sales in  fiscal  1999
and  1998, Partnership  cash  flow from operations
decreased  during  the three and nine months ended
July 31, 1999 as compared to 1998.
The  Pavilions at East Lake property was sold on
March 1, 1999 (see   Note  2  to  the
consolidated  financial  statements).
Subsequently,  the  Partnership's  interest  in
the   Taxter Corporate  Park  office  property is
the  Partnership's  sole property  interest.   The
partnership which  owns  the  Taxter Corporate
Park (the "Taxter Partnership") has accepted  a
bid from an unaffiliated third party to purchase
the property, and the  parties are currently
negotiating the terms of a purchase and  sale
agreement. There can be no assurance that the
Taxter property will be sold.
On  February  8,  1999, an affiliate of the
Managing  General Partner,  as  an  accommodation
to  the  Taxter  Partnership, purchased  the
leasehold interest of KLM in approximately  20% of
the  property's  space.  See Note 3  to  the
consolidated financial statements.
Currently, the overall vacancy levels in the
office market  in Westchester  County,  New York
and the west  Westchester  submarket in  which
Taxter  Corporate  Park  is  located are
approximately  18% and 14%, respectively.   During
the third quarter of fiscal 1999, occupancy at the property decreased from 76% to 74%. Leases aggregating approximately 39% of the property's space expire in 2001.

During the nine months ended July 31, 1999, the Taxter property generated positive cash flow from operations, and it is anticipated that it will continue to do so during the period the Partnership continues to own its interest in the property.

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.


The Taxter Partnership expects to buy the former
KLM leasehold interest at the time the property is
sold, using a portion  of the  proceeds from the
sale of the Taxter property. As of July
31,   1999,   the   Partnership  had   commitments
to   fund approximately $45,000 for its share of
tenant improvements and leasing commissions at the Taxter property.

During  the nine months ended July 31, 1999, the
Partnership's cash flow from operations and
distributions received from  the Taxter
Partnership  exceeded  its  capital  expenditures
for tenant  improvements and leasing commissions
at the  Pavilions at   East  Lake  property  and
contributions  to  the  Taxter Partnership.

During the nine months ended July 31, 1999, the Partnership made cash distributions of proceeds from sales of properties. See Note 2 to the consolidated financial statements.

Generally, future cash distributions will be paid from the remaining proceeds from the sale of the Taxter property, the receipt, if any, of the escrow deposits relating to the sales of the Pavilions at East Lake and Glenhardie properties
(see Notes 2 and 5 to the consolidated financial statements) and cash reserves.

The Partnership believes that its cash reserves are adequate for its needs during the remainder of fiscal 1999 and in fiscal 2000.

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

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

Operations

Fluctuations in the Partnership's operating results for the three- and nine-month periods ended July 31, 1999 compared to 1998 are primarily attributable to the following:

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

Interest  and  other  income increased during  the
nine-month period  ended July 31, 1999 primarily
because the  Partnership received  approximately
$200,000  of interest  in  April  1999 under  the
terms of the Wallkill Plaza contingent  promissory
note. This increase was partially offset by a
decrease in 1999 in   interest  earned  on  the
proceeds  from  the  sales  of properties until
such proceeds were distributed to the Limited
Partners.
There  were  no  other individually significant
factors  which caused changes in revenues or
expenses.
Inflation
Inflation  has  been  consistently  low  during
the   periods presented in the consolidated
financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.



PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                 a)   Exhibits
                     An exhibit index has been
                     filed as part of this Report
                     on Page E1.
             b)   Reports on Form 8-K
                     None.

<page

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


                              DEAN WITTER REALTY
                                INCOME Partnership
                                II, L.P.

                           By:
Dean
Witter Realty Income
                                Properties II Inc.
                              Managing General
Partner



Date:  September 10, 1999         By: /s/E.
Davisson Hardman,
Jr.
                             E. Davisson Hardman,
                             Jr. President

Date:  September 10, 1999         By: /s/Charles
M. Charrow
                             Charles M. Charrow
                                  Controller
                                 (Principal
                                  Financial and
                                  Accounting
                                  Officer)

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

            Quarter Ended July 31, 1999


                   Exhibit Index
Exhibit No.
Description
   27                                  Financial
Data Schedule




                        E1