Form 10-K
period 1999-10-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 2000-01-27
CIK 752744

                        UNITED STATES
             SECURITIES AND EXCHANGE
                   COMMISSION Washington,
                   D.C.  20549

                        FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF
1934
         For the fiscal year ended October
31, 1999

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

The  Managing  General Partner of the
Partnership  is  Dean Witter  Realty  Income
Properties II  Inc.  (the  "Managing General
Partner"), a Delaware corporation which is
whollyowned  by  Dean Witter Realty Inc.
("Realty"). The Associate General Partner is
Dean Witter Realty Income Associates  II, L.P.
(the "Associate General Partner"), a Delaware
limited partnership,  the general partner of
which  is  Dean  Witter Realty  Income
Associates II Inc., a wholly-owned subsidiary of
the  Managing  General Partner.   The  Managing
General Partner manages and controls all aspects
of the business  of the  Partnership.   The
terms of transactions between the Partnership and its affiliates are set forth in Note 6 to the consolidated financial statements in Item 8 and in Item 13 below.

The Partnership issued 177,023 units of limited partnership interest (the "Units") with gross proceeds from the offering of $177,023,000.
The offering has been terminated and no additional Units will be sold.

The  proceeds  from the offering were used  to
make  equity investments  in  five  office
properties  and  three  retail properties,  all
of  which were acquired  without  mortgage debt.
All properties but the Taxter property were sold
to unaffiliated  purchasers prior to  October
31,  1999.             The
Taxter property is described in Item 2 below.

The  Partnership's interest in the Taxter
property  is  the Partnership's sole property
interest.  The partnership which owns   the
Taxter  Corporate  Park  property  (the  "Taxter
Partnership")  has identified unaffiliated
parties  who  are interested in buying the
property, and will attempt to  sell the
property after it has completed its current
efforts  to lease  certain  vacant  space
(approximately  20%  of                           the
property's space). However, there can be no assurance that the property will be sold.

The  Partnership  considers  its  business  to
include  one industry  segment,  investment in
real property.   Financial information
regarding   the   Partnership   is   in           the
Partnership's consolidated financial statements in Item 8 below.

The  Taxter property is subject to competition
from  similar types of properties in the
vicinity in which the property is located.
Further  information  regarding  competition      and
market conditions is set forth in Item 7, "Management's Discussion and Analysis of
Financial Condition and  Results of Operations".

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
14.8% general
              Westchester             county,
NY partnership
              Two office buildings
                    interest1


1.Dean  Witter Realty Income Partnership III,
  L.P. and  Dean Witter  Realty  Income
  Partnership IV L.P., affiliates  of the
  Partnership, own the remaining 44.6% and 40.6% general partnership interest, respectively.

The  property was built with on-site parking
facilities. The property  is not encumbered by
mortgage debt and  generally, the   leases
pertaining  to  the  property   provide   for
pass-throughs  to  the tenants of their  pro-
rata  share  of certain  operating expenses.  In
the opinion of the Managing General  Partner,
the  property is  adequately  covered  by
insurance.

An affiliate of the Partnership was the property manager for Taxter Corporate Park through December 31, 1998.

In fiscal 1999, the Partnership sold the Pavilions at East Lake Shopping Center, located in Atlanta, Georgia.

Further information relating to the

Partnership's properties is  included  in  Item

7  and footnotes  4  and  5  to  the

consolidated financial statements included in

Item 8 below. ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.

                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
     EQUITY AND RELATED
     STOCKHOLDER MATTERS

An  established public trading market for the
Units does not exist,  and  it is not
anticipated that such a  market  will develop
in the future. Accordingly, information as  to
the market  value of a Unit at any given date is
not  available.
However,  the  Partnership does allow its
limited  partners (the  "Limited  Partners")  to
transfer  their  Units  if  a suitable buyer can
be located.
As of January 19, 2000, there were 24,586
holders of limited partnership interests.
The  Partnership is a limited partnership and,
accordingly, does not pay dividends. It does,
however, make distributions of  cash  to  its
partners.  Pursuant  to  the  partnership
agreement,  distributable cash, as defined, is
paid  90%  to the  Limited  Partners and 10% to
the general partners  (the "General Partners").
The  Partnership  paid cash distributions
during  the  year ended   October  31,  1999
aggregating  $82.92  per   Unit, consisting  of
$75.13 per Unit from the proceeds  from  the
sale  of  the Pavilions at East Lake property
and $7.79  per Unit  from  the  repayment of the
Wallkill Plaza  promissory note plus interest
(see Note 4 to the consolidated financial
statements).   The  total distribution,  paid
100%  to  the
Limited Partners, amounted to $14,678,747.

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

The  Partnership has not made distributions of
distributable cash since the fiscal 1998 second
quarter distribution (paid May   1998)   and
does  not  anticipate   making                       regular
distributions  to  its partners in the  future.
Generally, future   cash  distributions  will
be paid from proceeds received from the sale of the Taxter property and cash reserves.

Sale proceeds will be distributed, to the extent available, first, to each Limited
Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale proceeds will be distributed 85% to the Limited Partners and 15% to the General
Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment.

Taxable   income  generally  is  allocated   in
the            same
proportions as distributions of distributable

cash  or  sale proceeds (except that the General

Partners must be allocated at  least  1% of

taxable income from sales).  In  the  event

there  is  no  distributable cash or sale

proceeds,  taxable income will be allocated 90%

to the Limited Partners and 10% to the General

Partners.  Any tax loss will be allocated 90% to

the Limited Partners and 10% to the General

Partners.

ITEM 6.   SELECTED FINANCIAL DATA

The  following  sets  forth a summary of
selected  financial data for the Partnership:
                            For the years ended
October 31,
                19991              19982
19973
1996            1995
Total revenues       $ 5,443,817
$22,214,571        $ 29,219,973  $ 17,414,607
$ 18,474,708

Net  income  (loss)    $ 4,861,247
$20,110,183     $ 19,021,129  $ (7,812,706)4
$ (1,079,686)5

Net income (loss)
 per Unit of
 limited partner-
ship interest     $     27.29 $    113.03      $
                     105.21
$     (39.72)      $      (8.25)

Cash distributions,
 paid per Unit of
 limited partner-
ship interest 6,7 $     82.92 $    261.71      $
                     390.23
$      99.24     $      40.00

Total assets at
  October  31  $  3,797,814      $13,797,232  $
                   40,963,845
$100,319,056   $126,318,743


1. Revenues and net income include gains of $2.8 million on the sale of the Pavilions at East Lake property and additional gains totaling $1.5 million from the sales of the Wallkill Plaza and Glenhardie properties
     (sold in prior years).

2. Revenues and net income include gains of $19.1 million on the sales of the Framingham and the Glenhardie I and II properties.

3. Revenues and net income include gains of $17.2 million on the sales of the United
     Services Life Building and the Century
     Square office building.

4. Includes $11.9 million loss on impairment recorded for the Framinghanm Corporate
     Center, Glenhardie Corporate Center I and
     II and Pavilions at East Lake properties.

5. Includes a $4.9 million write-down of real estate held for sale (Wallkill Plaza).

6.   Distributions paid to limited partners
     include returns of capital per Unit of
     limited partnership interest of $55.63,
     $148.68, $332.99, $99.24, and $40.00 for
     the years ended October 31, 1999, 1998,
     1997, 1996, and 1995 respectively,
     calculated as the excess of cash
     distributed per Unit over accumulated
     earnings per Unit not previously
     distributed.

7.   Include distributions of proceeds from
sales of real
     estate as follows: 1999 - $82.92;  1998 -
     $251.01; 1997 - $356.04; 1996 - $60.65.
The above financial data should be read in conjunction with the consolidated financial statements and the related notes in Item 8.

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL
CONDITION AND
       RESULTS OF OPERATIONS
Liquidity and Capital Resources
The  Partnership  raised $177,023,000 in a
public  offering which  was terminated in 1985.
The Partnership has no plans to raise additional
capital.
The  Partnership purchased five properties  and
made  three investments  in  partnerships on  an
all-cash  basis.   The Partnership's
acquisition program has been  completed.   No
additional investments are planned.
The  Sardis  Crossing and Wallkill Plaza  retail
properties were sold in fiscal years 1993 and
1996, respectively.   The United Olympic and
Century Square office buildings were sold in
fiscal  year 1997.  The Framingham Corporate
Center  and Glenhardie  Corporate Center I and
II office buildings  were sold  in  fiscal  year
1998. The  Pavilions  at  East  Lake Shopping
Center was sold in fiscal year 1999. See Note 4
to the consolidated financial statements.
As  a  result of property sales, Partnership
cash flow  from operations decreased during
fiscal year 1999 as compared  to 1998.
Currently, the Partnership's interest in the
Taxter property is  the   Partnership's   sole
property   interest.    The
partnership  which owns the Taxter Corporate
Park  property (the   "Taxter  Partnership")
has identified unaffiliated parties who are interested in buying the property, and will attempt to sell the property after it has completed its current efforts to lease certain vacant space (approximately 20% of the property's space). However, there can be no assurance that the Taxter property will be sold.

On February 8, 1999, an affiliate of the Managing General Partner, as an accommodation to the Taxter Partnership, purchased the leasehold interest of KLM Royal
Dutch Airlines in approximately 20% of the property's space. See Note 5 to the consolidated financial statements.

The Taxter Partnership expects to buy and immediately sell the former KLM leasehold interest at the time the property is sold, using a portion of the proceeds from the sale of the Taxter property.

The  office markets in Westchester County, New
York and  the west  Westchester sub-market in
which Taxter Corporate  Park is  located, have
recently improved as both occupancy levels and
rental rates increased during the last three
months  of
fiscal 1999. During the year ended October 31,
1999, average occupancy  at the property was
approximately  84%  and,at
October  31, 1999, the property was 72% occupied
as compared to  98% at October 31, 1998.  The
property is leased  to  16 tenants.
          The  lease of Fuji Photo Film (for
approximately
28%  of  the property's space) expires in fiscal
2001.      No
other tenants occupy more than 10% of the property.

The   Taxter   Partnership   may  incur
material   capital expenditures to lease
additional vacant space.   The  amount of  such
expenditures  is  uncertain  at  this  time.
Any
unfunded
costs at the time the Taxter property is sold may be deducted from sale proceeds. As of October 31, 1999, the Partnership had commitments to fund approximately $42,000 for its share of tenant improvements and leasing commissions at the Taxter Property.

During  the year ended October 31, 1999, the
Taxter Property generated  positive  cash flow
from operations,  and  it  is anticipated that
it will continue to do so during the period the
Partnership  continues  to  own  its  interest
in  the property.  To the extent that the vacant
space at the Taxter property
          cannot  be  re-leased,  the
Partnership's   cash
distributions from the Taxter Partnership will be reduced.

During the year ended October 31, 1999, the Partnership's cash flow from operations and distributions received from the Taxter
Partnership exceeded its capital expenditures at the Pavilions at East Lake property and contributions to the Taxter Partnership for its share of tenant improvements and leasing commissions.

During the year ended October 31, 1999, the Partnership made cash distributions of proceeds from sales of properties. See Item 5.

Generally,  future  cash distributions  will  be
paid  from proceeds  received from the sale of
the Taxter property  and cash   reserves
(including   approximately   $771,000
          of
undistributed proceeds from the sales of the
Glenhardie  and Pavilions   at  East  Lake
properties).   The   Partnership believes  that
its cash reserves are adequate for its needs in fiscal 2000.

Deferred leasing commissions, other assets and accounts payable and other liabilities decreased in 1999 as a result of the sale of the Pavilions at East Lake property.

Except  as discussed above and in the
consolidated financial statements, the Managing
General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the year ended October 31, 1999 compared to 1998 and for the year ended
October 31, 1998 compared to 1997 are primarily attributable to the following:

In 1999, the gains on sales of real estate
resulted from the sale  of  the Pavilions at
East Lake property (approximately $2,827,000),
the  receipt of proceeds from  the  contingent
promissory  note  in connection with the 1996
sale  of  the Wallkill Plaza property
($1,200,000) and the return  of  the
the  escrow  deposit resulting  from the 1998
sale  of  the Glenhardie  II  property
($293,000).  (See  Note  4  to  the consolidated
financial Statements).
In 1998, the gains on sales of real estate
resulted from the sales  of  the  Framingham
Corporate Center  and  Glenhardie properties
(the "1998 Properties Sold").  In 1997, the
gains on sales of real estate resulted from the
sale of the United Olympic  and  the  Century
Square  properties  (the   "1997 Properties
Sold").

Rental income, property operating expenses, and
depreciation and  amortization expenses
decreased in 1999 as compared  to 1998  as a
result of the sales of the Pavilions at East
Lake property  and  the 1998 Properties Sold.
Such  items  also decreased  in  1998 as
compared to 1997 as a result  of  the sale  of
the 1998 Properties Sold and the  1997
Properties Sold.

Interest   and   other  income  increased  by
approximately $246,000 during 1999 compared to 1998 primarily due to the interest received on the Wallkill Plaza promissory note and the Glenhardie escrow deposit. This increase was partially offset by a decrease in 1999 on interest earned on the proceeds from the sale of properties until such proceeds were distributed to the Limited Partners.

Interest and other income decreased during 1998 compared to 1997 primarily because the Partnership's interest earned in 1997 on the proceeds from the sales of the 1997 Properties
Sold (until such proceeds were distributed to Limited Partners) exceeded interest earned in 1998 on the proceeds from the sales of the 1998 Properties Sold.

General  and  administrative  expenses
decreased  in   1999 compared  to  1998
primarily due to the elimination of expenses relating to the 1999 sale of the Pavilions at East Lake property and the 1998
Properties Sold.

General  and  administrative  expenses
decreased  in   1998 compared  to  1997
primarily due to the elimination of expenses relating to the 1998 Properties sold and the 1997 Properties Sold.

There was no minority interest share of income in 1999 and 1998 because the joint venture which owned the Century Square property sold the property in 1997.

There were no other individually significant factors which caused changes in revenue and expenses.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA


         DEAN WITTER REALTY INCOME PARTNERSHIP
II, L.P.
                      INDEX




Page (a) Financial Statements
Independent Auditors' Report
Consolidated Balance Sheets at October 31,
1999 and 1998 Consolidated Income Statements for the years ended
  October 31, 1999, 1998 and 1997
Consolidated Statements of Partners' Capital for the years ended October 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows for the years
  ended October 31, 1999, 1998 and 1997
Notes to Consolidated Financial Statements





(b) Financial Statement Schedule

Real Estate and Accumulated Depreciation     III

































___________________
All schedules other than that indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

Independent Auditors' Report





To The Partners of
Dean Witter Realty Income Partnership II, L.P.:


We  have  audited the accompanying consolidated
balance sheets  of  Dean  Witter Realty Income
Partnership  II,
L.P.  and consolidated partnerships (the
"Partnership") as  of  October  31,  1999
and  1998  and  the  related consolidated
statements of income, partners'  capital,
and  cash  flows  for each of the three
years  in  the period  ended  October  31,
1999.   Our  audits   also included the
financial statement schedule listed in the
Index  at  Item  8.   These  financial
statements  and financial statement
schedule are the responsibility  of the
Partnership's management.  Our
responsibility is to express an opinion on
the financial statements and  the
financial statement schedule based on our
audits.
We  conducted  our audits in accordance
with  generally accepted  auditing
standards.  Those standards  require that
we plan and perform the audit to obtain
reasonable assurance  about whether the
financial  statements  are free  of
material  misstatement.   An  audit
includes examining,  on  a test basis,
evidence  supporting  the amounts  and
disclosures in the financial  statements.
An   audit   also  includes  assessing  the
accounting principles  used  and
significant  estimates  made  by
management, as well as evaluating the
overall financial statement  presentation.
We believe  that  our  audits provide a
reasonable basis for our opinion.
In  our opinion, such consolidated
financial statements present fairly, in all
material respects, the financial position
of Dean Witter Realty Income Partnership
II, L.P.  and  consolidated partnerships as
of October  31, 1999  and 1998 and the
results of their operations  and their
cash  flows for each of the three years  in
the period  ended  October  31,  1999  in
conformity  with generally accepted
accounting principles.  Also, in our
opinion,   such  financial  statement
schedule,   when considered   in  relation
to  the  basic  consolidated financial
statements taken as a whole, presents
fairly, in  all  material respects, the
information  set  forth therein.




/s/Deloitte & Touche LLP

DELOITTE & TOUCHE LLP




New York, New York
January 14, 2000

   DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

             CONSOLIDATED BALANCE SHEETS

                                              Octobe
                                              r 31,
                                              1999       1998
                       ASSETS

Cash and cash equivalents                 $
1,409,281  $
624,315

Real estate:
 Land                                           -
1,900,300
 Building and improvements                      -
13,173,398

Accumulated depreciation                       -
4,727,834
                                                -
10,345,864


Investment in joint venture
2,331,352
2,373,176

Deferred leasing commissions, net               -
223,878
Other assets                                  57,181
229,999
                                          $
3,797,814 $13,797,232
          LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and other liabilities    $
193,982  $
375,900

Partners' capital (deficiency)
 General partners
(5,433,238)
(5,462,740)
 Limited partners ($1,000 per Unit, 177,023 units
  issued)
9,037,070
18,884,072

Total partners' capital
3,603,832
13,421,332

                                          $
3,797,814 $13,797,232


  See accompanying notes to consolidated financial
                     statements.

DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

           CONSOLIDATED INCOME STATEMENTS

 For the years ended October 31, 1999, 1998 and 1997

                                         1999
1998 1997
Revenues:
   Rental                                       $
                     551,241   $
2,722,329                           $11,331,966
 Gains on sales of real estate        4,320,001
19,097,127
17,232,823
     Equity in earnings of joint venture
                   238,583
226,269
209,663
 Interest and other
333,992
168,846                                 445,521

                                      5,443,817 22,214,571
29,219,973

Expenses:
 Property operating                     248,910
985,746                               4,483,709
           Depreciation
              113,395
548,902                               2,204,761
           Amortization
              17,074
94,228                                  310,960
 General and administrative             203,191
475,512                                 715,929

                                        582,570 2,104,388
       7,715,359

Income before minority interest
4,861,247
20,110,183
21,504,614

Minority interest
-         -
2,483,485

Net income                          $
4,861,247
$20,110,183
$19,021,129

Net income allocated to:
 Limited partners                   $
4,831,745
$20,008,877
$18,624,181
 General partners
29,502
101,306
396,948
                                    $
4,861,247 $20,110,183
$19,021,129
Net income per Unit of limited
 partnership interest               $     27.29
$
113.03                              $    105.21

 See accompanying notes to consolidated financial
                    statements.

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

  For the years ended October 31, 1999, 1998 and
                       1997

                                 Limited
General
                                 Partners
Partners      Total
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

Cash distributions
(46,328,690) (210,460)
(46,539,150)

Partners' capital (deficiency)
at
 October 31, 1998                18,884,072
(5,462,740)                      13,421,332

Net income                        4,831,745
29,502                            4,861,247

Cash distributions
(14,678,747)
(14,678,747)

Partners' capital (deficiency)
at
  October 31, 1999
$  9,037,070 $(5,433,238)
$  3,603,832
 See accompanying notes to consolidated financial
                    statements.

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

       CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended October 31, 1999, 1998 and 1997

                                       1999
1998     1997
Cash flows from operating activities:
  Net income                            $
4,861,247   $
20,110,183     $19,021,129
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Gains on sales of real estate
(4,320,001)
(19,097,127)   (17,232,823)
    Depreciation
113,395
548,902     2,204,761
    Amortization
17,074
94,228        310,960
    Equity in earnings of Taxter joint venture
(238,583) (226,269)    (209,663)
  Minority interest in joint venture's operations
                         -
   -      2,483,485
   (Increase) decrease in operating assets:
        Deferred leasing commissions
(60,767)
(231,865)    (196,316)
        Other assets
172,818
373,626       (89,219)
   (Decrease) increase in accounts payable
      and other liabilities:
(181,918)
(709,107)     305,687

     Net cash provided by operating
       activities
363,265
862,571     6,598,001

Cash flows from investing activities:
  Proceeds from sales of real estate
15,009,113
44,623,521      73,238,230
  Distributions from Taxter joint venture
321,292        521,385       408,903
        Investments in Taxter joint venture
                     (40,885)
(95,492)      (77,122)
  Additions to real estate
(189,072)
(489,976)    (934,688)
  Minority interest in proceeds from sale
   of real estate                            -
-
(10,446,817)

     Net cash provided by
       investing activities               15,100,448
44,559,438      62,188,506

                     (continued)

   DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

        CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the years ended October 31, 1999, 1998 and
                           1997 (continued)
                                        1999
1998      1997
Cash flows from financing activities:
     Cash     distributions    to    partners
(14,678,747)
(46,539,150)                        (69,752,177)
  Minority interest in joint venture's
      distributions                               -
-
(492,285)
Additional investment by minority interest         -
                          -
5,559

    Net  cash  used  in  financing  activities
(14,678,747) (46,539,150)
(70,238,903)

Increase    (decrease)    in   cash    and    cash
equivalents 784,966   (1,117,141)
(1,452,396)

Cash    and    cash    equivalents   at   beginning
of    year
624,315    1,741,456                  3,193,852

Cash  and  cash equivalents at end of year     $
1,409,281    $
624,315 $  1,741,456

Supplemental disclosure of non-cash
 investing activities:

  Reclassification of real estate held
    for sale:
    Land                                      $
-  $       -
$  1,829,099
      Buildings   and   improvements               -
-
26,370,585
      Accumulated    depreciation                  -
-
(14,692,936)

   Real estate held for sale       $      -  $      -
$
13,506,748






  See accompanying notes to consolidated financial
                     statements.

       DEAN WITTER REALTY INCOME

         PARTNERSHIP II, L.P. NOTES TO

         CONSOLIDATED FINANCIAL

         STATEMENTS

               October 31, 1999, 1998 and

               1997

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

The    Partnership   expects   its   joint   venture   to
sell   its
investment   in   Taxter  Corporate  Park  in   2000.
Pursuant      to
the   Partnership   Agreement,   the   sale   of   the
Partnership's last  property       investment  will  cause
the  dissolution  of      the
Partnership.    Thereafter,  the  Partnership   will
wind   up     its
affairs, make a final cash distribution and terminate.

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

The   equity   method   of  accounting  has  been
applied  to   the
Partnership's    14.8%    interest   in   the   general
partnership
which   owns   the  Taxter  Corporate  Park  property
(the   "Taxter
Partnership")     because    of    the    Partnership's
continuing
ability   to   exert   significant  influence.
Affiliates    of  the
Partnership,   Dean  Witter  Realty  Income  Partnership
III,   L.P.
and   Dean  Witter  Realty  Income  Partnership  IV,  L.P.
own    the
remaining   44.6%   and   40.6%  interests,
respectively,in   the
Taxter Partnership.

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

At   least   annually,  and  more  often  if
circumstances   dictate, the  Partnership     evaluates
the    recoverability of   the   net
carrying   value  of  its  real  estate  (and  any
related   assets),
including  the  real  estate  (and  related  assets)
owned   by the
Taxter    Partnership.     As   part   of   this
evaluation,         the
Partnership   assesses,  among  other  things,   whether
there has
been   a   significant  decrease  in  the  market  value
of  any   of
its   properties.    If   events   or  circumstances
indicate   that
the  net  carrying  value  of  a  property  may  not  be
recoverable, the    expected   future  net  cash  flows
from   the property are
estimated   for   a  period  of  approximately  five
years   (or   a shorter   period  if   the  Partnership
expects  that       the   property
may   be   disposed   of   sooner),   along   with
estimated   sales
proceeds   at  the  end  of  the  period.   If  the  total
of   these
future   undiscounted  cash  flows  were  less   than  the
carrying
amount   of   the  property,  the  property  would  be
written   down
to   its   fair   value  as  determined  (in  some  cases
with  the
assistance   of   outside   real   estate   consultants)
based  on
discounted   cash   flows,  and  a  loss  on   impairment
recognized
by a charge to earnings.

Because   the   determination   of   fair   value is
based    upon
projections    of   future   economic   events   such  as
property
occupancy   rates,   rental  rates,  operating  cost
inflation  and
market   capitalization   rates  which  are   inherently
subjective,
the   amounts   ultimately   realized  at   disposition
may   differ
materially   from  the  net  carrying  values  as of
October  31,
1999.   The  cash  flows  used  to  evaluate  the
recoverability   of the  properties  and      to
determine  fair  value  are  based  on  good
faith   estimates   and   assumptions  developed   by  the
Managing
General   Partner.    Unanticipated  events  and
circumstances       may
occur   and   some   assumptions  may  not   materialize;
therefore,
actual   results  may  vary  from  the  estimates  and
the  variances
may   be   material.    The   Partnership   may   provide
additional
write-downs   which   could  be  material  in  subsequent
years   if
real estate markets or local economic conditions change.

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

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For   income   tax   purposes,  Partnership   results  are
reported
for   the  calendar  year.   The  accounting  policies
used  for  tax reporting    purposes  differ   from
those    used   for financial
reporting   as   follows:  (a)  depreciation   is
calculated using
accelerated   methods,   (b)  rental  income   is
recognized based
on   the   payment   terms   in  the  applicable   leases,
and   (c)
writedowns   for  impairment  of  real  estate  are  not
deductible. In   addition,  offering  costs  are  treated
differently   for   tax
and   financial   reporting  purposes.    The   tax
basis    of   the
Partnership's   assets   and  liabilities   is
approximately $19.4
million    higher   than   the   amounts   reported   for
financial
statement purposes.

The    implementation    in   1999   of   Statement    of
Financial
Accounting     Standards     Statement     No.     130,
"Reporting
Comprehensive   Income"    and   Statement   No.   131,
"Disclosures
about   Segments   of   an   Enterprise  and   Related
Information",
effective    for    the   Partnership's   1999   year-end
financial
statements,   did   not   have  any  impact   on   the
Partnership's
consolidated financial statements.

3.  Partnership Agreement

The   Partnership   Agreement  provides   that
distributable cash,
as  defined,  will  be  paid  90%  to the  Limited
Partners  and  10% to the General Partners.

Sale   proceeds   will  be  distributed,  to  the  extent
available,
first,   to   each   Limited  Partner,  until   there  has
been   a
return   of   the   Limited   Partner's  capital
contribution   plus
cumulative    distributions   of   distributable   cash
and     sale
proceeds   in  an  amount  sufficient  to  provide  a  9%
cumulative annual    return   on the  Limited   Partner's
adjusted   capital
contribution.    Thereafter,  any  remaining   sale
proceeds   will
be   distributed  85%  to  the  Limited  Partners  and
15%      to   the
General   Partners   after  the  Managing  General
Partner    receives
a brokerage fee, if earned, of up to 3% of the selling price of any equity investment.

Taxable    income    generally    is    allocated    in
the     same
proportions   as   distributions  of  distributable   cash
or   sale
proceeds   (except  that  the  General  Partner  must  be
allocated
at   least   1%  of  taxable  income  from  sales).   In
the    event
there   is   no   distributable   cash  or  sale
proceeds,   taxable
income  will  be  allocated  90%  to  the  Limited
Partners  and  10% to  the  General  Partners. Any  tax
loss  will  be  allocated  90%
to the Limited Partners and 10% to the General Partners.

Distributions   paid   to   limited  partners   include
returns   of
capital   per  Unit  of  limited  partnership  interest
of   $55.63, $148.68,   and  $332.99  for  the  years
ended  October   31, 1999,
1998   and   1997,   respectively,  calculated  as   the
excess   of
cash   distributed  per  Unit  over  accumulated  earnings
per   Unit
not previously distributed.

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.  Sales of Real Estate
                                          000's
                   Date     Negotiate      Net      Gain
on
Property            of          d       Proceeds      Sale
                   Sale       Sale        From
                              Price       Sale

Fiscal 1999:
Pavilions    at   03/01/      $14,000
$13,516    $ 2,827
East Lake         99

1,200      1,200 Collection   of
Wallkill
   Plaza   note
receivable
Return of
Glenhardie
293        293
    II   escrow
balance

$15,009     $4,320 Fiscal     1998
Sales:
Framingham
Corporate         12/03/      $26,050
$25,342    $11,018
Center            97

Glenhardie
Corporate
Center
I and II          04/01/       19,700
19,282      8,079
                  98
                              $45,750
$44,624    $19,097

Fiscal     1997
Sales:
                              $33,750
$32,395    $ 9,554

                               41,500
40,843      7,679
United Services
Life Building     02/27/
                  97
Century Square
                  04/10/
                  97
                              $75,250
$73,238    $17,233


All of the properties were sold to unaffiliated buyers.

The net proceeds from the sales are net of closing costs.

The Pavilions at East Lake property, located in Atlanta, GA, was acquired in 1986 and sold in 1999; its carrying value was $10,345,864 at October 31, 1998.

As  of October 31, 1999, all of the net sales
proceeds  were distributed except for
approximately $771,000 from the sales of   the
the  Glenhardie  and  Pavilions  at   East              Lake
properties,  which  were  added to  the
Partnership's  cash reserves.

As   part  of  the  Purchase  and  Sale
Agreement  for  the Glenhardie  I  and  II
properties (the  "Agreement"),  Dean Witter
Realty Income Partnership III, L.P. and Dean
Witter Realty   Income  Partnership  IV,  L.P.,
affiliated  public partnerships,  also  sold
certain  other  properties.                              The
aggregate negotiated sale price of the
properties  sold  was approximately  $168
million, of which  approximately  $19.7 million
was allocated in the Agreement to Glenhardie  I
and II.
Pursuant to the Agreement, escrows were
established for  the costs   of
certain   building  improvements   and   tenant
improvements (the "Improvements").  In addition
to  payment of  the  purchase price, at closing,
the Purchaser deposited into  these  escrows
approximately $3.9  million,  of  which
approximately  $1.6 million related to
Glenhardie  II.                                          The
Partnership did not include the amount of the
escrowed sales proceeds in its calculation of
the gain on the sale  of  the property  because
of the uncertainty of its realization.  In
October   1999,   the  Partnership  received
approximately $344,000, the remaining balance of the escrow deposit (including interest of approximately $51,000) after all costs of the Glenhardie II Improvements had been funded.

With regards to the sale of the Century Square
property, the Partnership  paid,  from  the net
proceeds  from  the  sale, approximately  $10.2
million to the minority interest,  Dean Witter
Realty Income Partnership I, L.P. (an affiliate of the Partnership). The minority interest's share of the gain on sale was approximately $2.2 million.

In  fiscal  1996,  the Partnership sold the
Wallkill  Plaza shopping center. A portion of
the sale price was represented by  a  $1.2
million  promissory note  from  the  purchaser,
payment  of  which  was contingent on  the
outcome  of  the bankruptcy  proceedings of
Bradlees  Department  Stores,  an anchor  tenant
at  the  shopping  center.   In  1996,                   the
Partnership  did not include the $1.2 million
note  in  the calculation of the gain on sale of
the property because of the uncertainty of its realization. In April 1999, the purchaser paid the Partnership approximately $1.4 million, representing payment of the note in full, plus interest at 4.5%.

In  accordance with the Partnership Agreement,
all  of  the distributed  net sale proceeds
(plus related interest)  were paid  100%  to
the  Limited Partners, and  all  gains  from
property  sales (plus related interest) were
allocated  100%
to the Limited Partners.
5.  Investment in Joint Venture
Taxter Corporate Park, Westchester County, New
York
The partners of the Taxter Partnership receive cash flow and profits and losses according to their interests.
In 1987, the Taxter Partnership sold a leasehold interest in approximately 20% of the property's space to KLM Royal Dutch Airlines ("KLM"). In
1998, KLM accepted a $6.75 million purchase offer for the leasehold interest, which the Taxter Partnership had the right to match.
The partners of the Taxter Partnership believe that inclusion of the KLM space improves the value and salability of the property; however, the partners did not have sufficient cash to fund the purchase.
Therefore, an affiliate of the Managing  General
Partner  (the  "Affiliate"), as an
accommodation, purchased the leasehold interest on February 8, 1999 for $6.75 million and assumed the rights and obligations of KLM thereunder.
On February 4, 1999, the Taxter Partnership and
KLM entered into a new short-term lease which allows KLM to continue to occupy 50% of the space subject to the leasehold interest. On
February 8, 1999, the Affiliate also assumed the rights and obligations of the Taxter
Partnership  under  this  new lease.


As part of the purchase of the leasehold interest, the Taxter Partnership received an option to purchase the leasehold interest and assume the new lease from the Affiliate

 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


Summarized   balance  sheet  information   of
the   Taxter Partnership are as follows:
October 31,
                                     1999 1998
Land and buildings, net            $15,680,607
$16,630,575 Other1,670,760           913,738

Total assets                       $17,351,367
$17,544,313

Liabilities                        $   214,272 $   124,622
Partners' capital                   17,137,095
17,419,691
Total liabilities and capital      $17,351,367
$17,544,313
Summarized   results  of  the  operations  of
the   Taxter Partnership are as follows:
                                     Years ended
                                  October 31,
                                  1999     1998
                                  1997
Rental income                 $5,860,022
$5,158,170
$5,511,684
Other income                      45,245
67,779
181,367

                               5,905,267
5,225,949 5,693,051
Property operating expenses    3,054,679
2,455,628
3,111,753
Depreciation and amortization  1,238,539
1,241,470 1,164,659

                               4,293,218
3,697,098 4,276,412

Net income                    $1,612,049
$1,528,851
$1,416,639

 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the Partnership's investment in the Taxter Partnership is as follows:

                                     Years ended
                                  October 31,
                                  1999     1998
                                  1997
Investment   at   beginning   of   year
$2,373,176 $2,572,800         $2,694,918
Equity in earnings               238,583
226,269
209,663
Distributions
(321,292)
(521,385)                       (408,903)
Additional investments            40,885
95,492
77,122

Investment at end of year     $2,331,352
$2,373,176 $2,572,800

The  accounting policies of the Taxter
Partnership are the same as those of the Partnership.

6.  Related Party Transactions

An  affiliate  of  the  Managing  General
Partner  provided property  management  services
for  Taxter  Corporate  Park (through December
31, 1998), Glenhardie I and II (sold April
1998), Framingham Corporate Center (sold
December 1997)  and Century  Square (sold April
1997). The Partnership paid  the affiliate
management fees (included in  property
operating
expenses) of approximately $3,000, $52,000, and
$193,000 for the                           years
ended  October  31,  1999,  1998   and   1997,
respectively.

Another  affiliate of the Managing General

Partner  performs administrative  functions  and

processes  certain  investor transactions   and

prepares  tax   information   for   the

Partnership. For the years ended October 31,

1999, 1998  and 1997,  the  affiliate was

reimbursed approximately $109,000, $290,000,

and  $396,000, respectively, for these

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

         None.

                      PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
THE REGISTRANT The Partnership is a limited partnership which has no directors or officers.


The directors and executive officers of the Managing General Partner are as follows:

      Position with the Name
      Managing   General
Partner
    William  B.  Smith           Chairman of
the  Board  of Directors
  E. Davisson Hardman, Jr.        President and
                    Director
   Ronald T. Carman           Secretary and
Director
   Lewis A. Raibley, III      Director

All of the directors have been elected to serve until the next annual meeting of the shareholder of the Managing General Partner or until their successors are elected and qualify. Each of the executive officers has been elected to serve until his successor is elected and qualifies.

William  B.  Smith, age 56, has been a Managing
Director  of Morgan  Stanley  Dean Witter & Co.
("MWD")  and  Co-Head  of Morgan  Stanley
Realty Incorporated  since  the  merger  of
Morgan  Stanley  and Dean Witter Discover  &
Co.  in  1997. Prior  to  the  merger,  Mr.
Smith  was  an  Executive  Vice
President of Dean Witter Reynolds, Inc. and
Director of  its Investment Banking Department
since January 1987.  Mr. Smith joined  Dean
Witter in 1982 as Co-Director of  Dean  Witter
Realty Inc.
E.  Davisson  Hardman,  Jr., age 50,  has  been
a  Managing Director  of  Morgan Stanley Asia,
Ltd. since  1997,  and  a Managing  Director  of
Dean Witter Realty  Inc.,  which  he joined in
1982
Ronald T. Carman, age 48, is a Director and the Secretary of Dean Witter Realty Inc. He has been an Assistant Secretary of MWD and a Managing Director of Morgan Stanley & Co. Inc., since July 1998. Previously, he was a Senior
Vice President and  Associate General Counsel of
Dean Witter Reynolds Inc., which he joined in 1984.
Lewis A. Raibley, III, age 38 is a Senior Vice
President and Controller in the Individual Asset
Management Group of  MWD. From  July  1997  to
May 1998, Mr. Raibley was  Senior  Vice
President  and Director in the Internal
Reporting Department of  MWD;  from  1992  to
1997, he served as Senior Vice President and Director in the Financial Reporting and Policy
Division of MWD. He has been with MWD and its affiliates since 1986.
There is no family relationship among any of the foregoing persons.

 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

ITEM 11.  EXECUTIVE COMPENSATION
The   General   Partners  are  entitled  to
receive  cash
distributions, when and as cash distributions
are  made  to the  Limited Partners, and a share
of taxable income or  tax loss.   Descriptions
of such distributions  and  allocations are  in
Item 5 above. The General Partners received cash distributions of $210,460 and $672,491 for the years ended October 31, 1998 and 1997, respectively. There were no cash distributions paid to the General Partners for the year ended October 31, 1999.

The  General Partners and their affiliates were
paid certain fees  and  reimbursed  for  certain
expenses.   Information concerning such fees and
reimbursements is contained in Note 6 to the consolidated financial statements in Item 8 above.

The  directors  and  officers of the
Partnership's  Managing GeneralPartner
received  no   remuneration   from   the
Partnership.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL  OWNERS AND
         MANAGEMENT
(a)   No  person is known to the Partnership  to
                     be  the
beneficial owner of more than five percent of the Units.

   (b)  The directors and executive officers of
the Managing General  Partner own the following
Units as  of  January  1, 2000:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS
As a result of their being partners of a limited
partnership which  is  the  limited  partner of
the  Associate  General Partner,  certain
current and former officers and  directors of
the  Managing General Partner also own indirect
general partnership  interests in the
Partnership.  The  Partnership Agreement   of
thePartnership   provides   that    cash
distributions  and allocations of income  and
loss  to  the general  partners  be distributed
or allocated  50%  to  the Managing  General
Partner and 50% to the Associate  General
Partner.   The General Partners' share of cash
distributions and income or loss is described in
Item 5 above.

 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.


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

The  General Partners and their affiliates were
paid certain fees  and  reimbursed  for  certain
expenses.   Information concerning such fees and
reimbursements is contained in Note 6      to
the consolidated financial statements in Item 8 above.
The Partnership believes that the payment of fees and the reimbursement of expenses to the General Partners and their affiliates are on terms as favorable as would be obtained from unrelated third parties.

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

                       (b)      Certificate
of    Limited
           Partnership  included  in
           Registration  Statement Number   2-
           93207   is  incorporated   herein
           by reference.

                  (4)(a)   Amended and Restated
           Agreement of Limited  Partnership
           dated  as  of  September  6, 1984
           set  forth  in Exhibit A to the
           Prospectus included
           in   Registration   Statement
           Number
           2-93207 is incorporated herein by
reference.

                       (b)      Certificate
of    Limited
           Partnership  included  in
           Registration  Statement Number   2-
           93207   is  incorporated   herein
           by reference.

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

  (f)  Purchase and Sale Agreement, dated as of  October
           22,   1997,  between        Framingham
           Corporate Center   Limited  Partnership   as
           Seller   and Massachusetts  Mutual Life
           Insurance Company as Purchaser was filed as an Exhibit to Form 8-K on December 3, 1997 and is incorporated herein by reference.

      (g) Purchase and Sale Agreement, dated as of February 10, 1998, between DWR
           Chesterbrook Associates,
Glenhardie Corporation, the Partnership, Dean Witter
Realty Income Partnership III, L.P., and Part Six
Associates, as Sellers, and FV Office Partners, L.P., as
Purchaser was filed as an Exhibit to Form 8-K on April 1, 1998 and is incorporated herein by reference.

      (h)     Purchase  and  sale  Agreement  Dated  as
of
           February         16,         1999
between
           Dean  Witter Realty Income
           Partnership II,  L.P., Dean  Witter
           Realty Income Partnership III, L.P.,
           and  New Plan Excel Realty Trust,
           Inc. was  filed as  an exhibit to
           Form 10-Q on March 18, 1999 and is
           incorporated herein by reference.

 (i)  Assignment and Option Agreement dated February 8,
                          1999
           between Taxter Park Associates and DW Taxter
           Special Corp was filed as an Exhibit to Form
           10-Q on March 18, 1999 and is incorporated herein by reference

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

DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                 SCHEDULE III

(A) Reconciliation of real estate owned at
October 31:
                               1999       1998      1997
  Balance at beginning of    $15,073,6
$33,923,   $105,946 period
   98       086       ,529
  Additions (deletions)
during period:                 189,072
489,976
    Improvements                                    934,688
    Reclassified to real          -          -
estate held                  (15,262,77
(19,339, (28,199,6
      for sale                       0)
364)   84)
    Real estate sold                              (44,758,4
                                                        47)

  Balance at end of period     $    -
$15,073,  $
                                        698       33,923,08
                                                  6

(B)  Reconciliation of accumulated
depreciation:
                               1999       1998      1997

  Balance at beginning of            $
$12,757,      $
period                       4,727,834     533    38,964,7
  Additions (deletions)                              69
during period:                 113,395
548,902
    Depreciation expense
    Reclassified to real          -          -    2,204,761
estate held
(8,578,6
      for sale               (4,841,22
01) (14,692,9
    Real estate sold                9)                  36)
                                                  (13,719
                                                        ,
                                                        0
                                                        6
                                                        1
                                                        )

    Balance end of period        $
$4,727,8   $12,757,
                                 -         34           533




 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

By: Dean Witter Realty Income Properties II Inc.
       Managing General Partner
By:   /s/E.  Davisson  Hardman,  Jr.
Date: January 27, 2000
   E. Davisson Hardman, Jr.
   President

By: /s/Charles M. Charrow
Date: January 27, 2000
   Charles M. Charrow
   Controller
   (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES II INC.
Managing General Partner

/s/William   B.  Smith
Date:
January 27, 2000
William B. Smith
Chairman of the Board of Directors

/s/E.   Davisson  Hardman,  Jr.
Date: January 27, 2000
E. Davisson Hardman, Jr.
Director

/s/Ronald   T.  Carman
Date:
January 27, 2000
Ronald T. Carman
Director

/s/Lewis  A.  Raibley,  III
Date: January 27, 2000
Lewis A. Raibley, III
Director

       DEAN WITTER REALTY INCOME
PARTNERSHIP II, L.P.

            Year Ended October 31, 1999

                   Exhibit Index





Exhibit No.              Description

 27   Financial Data Schedule