Form 10-Q
period 2000-01-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 2000-03-15
CIK 752744

                          UNITED STATES
               SECURITIES AND EXCHANGE
                     COMMISSION Washington, D.C.
                     20549

                            FORM 10-Q
    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
              For the period ended January 31,
2000

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

                   BALANCE SHEETS
                                           January
31,  October 31,
                                              2000
1999
                       ASSETS

Cash and cash equivalents                  $
1,435,874  $
1,409,281

Investment in joint venture                  2,272,963
2,331,352

Other assets                                   107,427
57,181
                                           $ 3,816,264
$ 3,797,814
           LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities     $   198,034
$   193,982

Partners' capital (deficiency):
 General partners
(5,431,798)
(5,433,238)
 Limited partners ($1,000 per Unit, 177,023 Units
issued) 9,050,028
9,037,070

  Total partners' capital                    3,618,230
3,603,832

                                           $ 3,816,264
$ 3,797,814




    See accompanying notes to financial statements

    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                   INCOME STATEMENTS

     Three months ended January 31, 2000 and 1999

                                       2000
1999
Revenues:
  Rental                         $     -
$ 404,772
  Equity in earnings of joint         48,131       68,769
venture                               17,240       33,987
  Interest and other

                                      65,371      507,528

Expenses:
  Property operating                   -           78,842
  Depreciation and amortization        -          125,879
  General and administrative          50,973       77,104

                                      50,973      281,825

Net income                       $    14,398
$ 225,703

Net income allocated to:
  Limited partners               $    12,958
$ 203,133
  General partners                     1,440       22,570
                                 $    14,398
$ 225,703

Net  income per Unit of limited
 partnership interest            $      0.07
                 $      1.15





   See accompanying notes to financial statements.

   DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

           STATEMENT OF PARTNERS' CAPITAL

         Three months ended January 31, 2000

                                     Limited
General
                                     Partners
Partners Total
Partners' capital (deficiency)
 at November 1, 1999               $  9,037,070
$(5,433,238)                       $  3,603,832

Net income                               12,958
1,440
14,398

Partners' capital (deficiency)
 at January 31, 2000               $  9,050,028
$(5,431,798)                       $


3,618,230


























          See accompanying notes to financial
statements.

          DEAN WITTER REALTY INCOME
PARTNERSHIP II, L.P.

              STATEMENTS OF CASH FLOWS

    Three months ended January 31, 2000 and 1999

2000
1999
Cash flows from operating activities:
    Net income                                  $
                    14,398      $
225,703
  Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
      Depreciation and amortization                 -
125,879
      Equity in earnings of Taxter joint
venture
(48,131)                                           (68,769)
        (Increase) decrease in operating
assets:
          Deferred leasing commissions              -
(16,258)
   Other assets                            (50,246)
48
        Increase (decrease) in accounts payable
          and other liabilities
4,052
(9,012)

           Net cash (used in) provided by operating
activities (79,927)
257,591

Cash flows from investing activities:
 Additions to real estate                           -
(174,006)
  Distributions from Taxter joint venture
111,771
108,780
  Investments in Taxter joint venture
(5,251)
(4,949)

  Net cash (used in) provided by investing activities
106,520
(70,175)

Increase in cash and cash equivalents
26,593
187,416

Cash and cash equivalents at beginning of period
1,409,281
624,315

Cash and cash equivalents at end of period   $
1,435,874   $ 811,731


Supplemental disclosure of non-cash investing
activities:
  Real estate
   Land
$      -  $
1,900,300
   Building and improvement                          -
13,347,404
   Accumulated depreciation
-
(4,841,229)

Real estate held for sale                    $      -
$
10,406,475



    See accompanying notes to financial statements.

         DEAN WITTER REALTY INCOME

                  PARTNERSHIP II, L.P.

                  Notes to Financial

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


In  the  opinion  of  management, the
accompanying  financial statements,   which  have
not  been  audited,   include   all adjustments,
consisting only of normal recurring accruals, necessary to present fairly the results for the interim period.


These financial statements should be read in
conjunction  with the annual financial statements
and notes thereto included  in the  Partnership's
annual report on Form 10-K filed  with  the
Securities and Exchange Commission for the year
ended  October 31,                                     1999.  Operating
results of interim periods may not be indicative of the operating results for the entire year.

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

           Notes to Financial Statements


2.    Investment in Joint Venture

On  February  8,  1999, an affiliate of the
Managing  General Partner  (the  "Affiliate"),  as
an  accommodation   to   the Partnership  and the
other partners of the Taxter Partnership,
purchased  a leasehold interest in approximately
20%  of  the space  at  the Taxter property for
$6.75 million, and  assumed the rights and
obligations of the Taxter Partnership under the
lease  covering  the  space subject to the
leasehold  interest (the "Lease").  The leasehold
interest was previously owned by the tenant
subject to the Lease.
As  part of the purchase of the leasehold
interest, the Taxter Partnership  received  an
option to  purchase  the  leasehold interest  and
assume  the  Lease from  the  Affiliate  for  a
purchase  price of $6.75 million plus the costs of
any  tenant improvements,  leasing  commissions
and  capital  expenditures incurred  by  the
Affiliate in connection with  the  leasehold
interest  (collectively,  the  "Resale  Price").
The  Taxter Partnership  also granted the
Affiliate an option  to  require the  Taxter
Partnership to purchase the leasehold interest and
assume  the Lease for the Resale Price.  When the
property  is sold, the Taxter Partnership will be
obligated to purchase the leasehold interest and
assume the Lease from the Affiliate for the Resale
Price.
Summarized financial information of the Taxter
Partnership  is as follows:
                                    Quarter ended
                                   January 31,
                                   2000
                                   1999
Revenues               $ 1,336,759     $ 1,470,722

Expenses                 1,011,552       1,006,067

Net income             $   325,207     $   464,655

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

           Notes to Financial Statements

3.  Related Party Transactions

An affiliate of the Managing General Partner provided property management services for Taxter
Corporate Park through December 31, 1998. The
Partnership paid the affiliate management fees of approximately $3,000 for these services.

Another  affiliate  of the Managing General


Partner  performs administrative functions,


processes investor transactions  and prepares  tax


information for the Partnership. For  the  three


months  ended  January  31,  2000 and  1999,  the


Partnership incurred approximately $27,000 and


$65,000, respectively,  for these  services.


These amounts have been recorded in  general and


administrative expenses.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
As a result of the sale of the Pavilions at East
Lake property in March 1999, Partnership cash flow
from operations decreased during the three months
ended January 31, 2000 as compared  to 1999.
The Partnership's interest in the Taxter Corporate
Park office property  is  the Partnership's sole
property  interest.                                The
partnership which owns the property (the "Taxter
Partnership") has  accepted  a  bid  from  an
unaffiliated  third  party  to purchase   the
property,  and  the  parties  are   currently
negotiating the terms of a purchase and sale agreement. There can be no assurance that the Taxter property will be sold.

An affiliate of the Managing General Partner owns a leasehold interest in approximately 20% of the property's space (see Note 2 to the financial statements). The Taxter Partnership expects to buy and immediately sell the leasehold interest at the time the property is sold.

The  office  markets in Westchester County, New
York  and  the west Westchester sub-market in
which Taxter Corporate Park  is located  are
improving as both occupancy  levels  and  rental
rates  are  increasing. During the quarter ended
January  31, 2000,  occupancy  at the property
increased slightly  to  74%. Subsequently,  the
Taxter  Partnership  leased  16%  of               the
property's space to Nextel Communications Inc. (a new tenant who will occupy approximately 14% of the space for five years) and two existing tenants; these tenants will begin to occupy their new spaces during the second fiscal quarter of 2000. The Taxter Partnership also extended its lease with Fuji Photo Film (for approximately
30% of the property's space) from 2001 to 2003.

During the three months ended January 31, 2000, the Taxter property generated positive cash flow from operations, and it is anticipated that it will continue to do so during the period the Partnership continues to own its interest in the property.

During   the  three  months  ended  January  31,   2000,   the
Partnership's   distributions   received   from
the   Taxter Partnership   exceeded   its  cash
used  in  operations                               and
contributions to the Taxter Partnership.

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.


Currently   the   Partnership   has   commitments
to    fund approximately  $486,000 for its share
of tenant improvements and leasing commissions at the Taxter property. Any unfunded costs at the time the Taxter property is sold may be deducted from the Partnership's share of the sale proceeds.

The  Partnership did not pay any cash
distributions during the three  months ended
January 31, 2000. Generally, future cash distributions will be paid from the remaining proceeds from the sale of the Taxter property and cash reserves.

The Partnership believes that its cash reserves are adequate for its needs during the remainder of fiscal 2000.

Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the three month period ended January
31, 2000 compared to 1999 are primarily
attributable to the following:

There was no rental income, property operating expenses or depreciation and amortization expenses in 2000 as a result of the 1999 sale of the Pavilions East Lake property.

The decrease in equity in earnings of joint ventures during the three-month period in 2000 is primarily due to lower occupancy at the Taxter property.

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


                              DEAN WITTER REALTY
                                INCOME Partnership
                                II, L.P.

                           By:
Dean
Witter Realty Income
                                Properties II Inc.
                              Managing General
Partner



Date:  March  15, 2000         By: /s/E. Davisson
Hardman, Jr.
                             E. Davisson Hardman,
                             Jr. President

Date:  March  15, 2000         By: /s/Charles M.
Charrow
                             Charles M. Charrow
                                  Controller
                                 (Principal
                                  Financial
                                  and
                                  Accounting
                                  Officer)

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

          Quarter Ended January 31, 2000


                   Exhibit Index

Exhibit No.
Description
   27                                  Financial
Data Schedule
                        E1