Form 10-K/A
period 1999-10-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 2000-05-03
CIK 752744

                        UNITED STATES
             SECURITIES AND EXCHANGE
                   COMMISSION Washington,
                   D.C.  20549

                       FORM 10-K/A

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

(d)  (1)  See paragraph (a) (2) above.

   (2)   Financial Statements of Taxter Park
Associates, the
      joint
       Venture    which   owns   Taxter
Corporate                Park.

 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

By: Dean Witter Realty Income Properties II Inc.
       Managing General Partner

By:   /s/E.  Davisson  Hardman,  Jr.Date:
April  12, 2000
   E. Davisson Hardman, Jr.
   President

By: /s/Charles M. CharrowDate:
April  12, 2000
   Charles M. Charrow
   Controller
   (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES II INC.
Managing General Partner

/s/William   B.  Smith   Date:
April  12, 2000
William B. Smith
Chairman of the Board of Directors

/s/E.   Davisson  Hardman,  Jr.Date:
April  12, 2000
E. Davisson Hardman, Jr.
Director

/s/Ronald   T.  Carman   Date:
April  12, 2000
Ronald T. Carman
Director

/s/Lewis  A.  Raibley,  IIIDate:
April  12, 2000
Lewis A. Raibley, III
Director

 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
                   Two World
                  Trade Center
                  New York,
                  New York
                  10048
Securities and Exchange
Commission
450 Fifth Street, N.W.
Washington, D.C. 20549
Ladies and Gentlemen:

Attached  is Registrant's Form 10-K/A by which

the financial statements of Taxter Park

Associates are filed as  financial statement

schedules to Registrant's annual report on Form

10K for the year ended October 31, 1999.



                                   Very truly

yours,

Date:   April  12,  2000
By:   Dean
Witter Realty Income
                                        Propertie
                                           s, II
                                           Inc.
                                           Managi
                                           ng
                                           Genera
                                           l
     Partner



                                       By:
     /S/Charles   M. Charrow
                                        Charles
                                        M.
                                        Charrow
                                        Controlle
                                        r

Independent Auditors' Report



To The Partners of
Taxter Park Associates


We  have  audited the accompanying balance
sheets of  Taxter Park Associates
(the  "Partnership") as of December 31, 1999 and
1998,  and the  related  statements of income,
partners'  capital,  and cash  flows for each of
the three years in the period  ended December
31,  1999.  These  financial  statements  are
the responsibility   of  the  Partnership's
management.    Our responsibility  is to express
an opinion on these financial statements based on our audits.

We   conducted  our  audits  in  accordance
with  generally
accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of Taxter Park Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1999 in conformity with generally accepted accounting principles.

/s/Deloitte & Touche LLP
                                       DELOITTE
& TOUCHE LLP



New York, New York
March  20, 2000

             TAXTER PARK ASSOCIATES

                 BALANCE SHEETS

           December 31, 1999 and 1998


1999      1998
                     ASSETS
Cash  and  cash equivalents               $
450,933     $
35,847

Real estate, at cost:                   Land
1,798,825
1,798,825
    Buildings   and   improvements
26,982,320
27,558,482

28,781,145 29,357,307
     Accumulated    depreciation
13,542,977
13,019,324

15,238,168 16,337,983

Deferred   leasing   commissions,   net
        238,115
193,292

Other      assets
602,936
1,287,425


$16,530,152 $17,854,547

        LIABILITIES AND PARTNERS' CAPITAL

Accounts   payable   and  accrued
liabilities               $
399,638                                 $
640,028

Partners'      capital
16,130,514
17,214,519

                                  $16,530,152

$17,854,547







 See accompanying notes to financial statements.










             TAXTER PARK ASSOCIATES

                INCOME STATEMENTS

  Years ended December 31, 1999, 1998 and 1997

                                  1999     1998
1997
Revenues:
    Rental                       $ 5,269,027
                   $5,684,312
$5,568,140
    Interest and other                39,476
                     68,706
114,082

                                5,308,503
5,753,018
5,682,222

Expenses:
    Property operating             3,144,567
                    2,439,845
3,168,784
    Depreciation                   1,238,389
                    1,311,491
1,093,264
    Amortization                     129,637
                     166,557
166,577

                                4,512,593
3,917,893
4,428,625

Net income                    $   795,910
$1,835,125
$1,253,597











 See accompanying notes to financial statements.




TAXTER PARK ASSOCIATES

               STATEMENTS OF PARTNERS' CAPITAL

Years ended December 31, 1999, 1998, and 1997


Partners'      capital     at      January
1,      1997
$19,254,076

Net
income
1,253,597

Capital
contributions
652,219

Cash
distributions
(2,710,562)


Partners'     capital     at     December
31,      1997
18,449,330

Net
income
1,835,125

Capital
contributions
517,939

Cash
distributions
(3,587,875)


Partners'     capital     at     December
31,      1998
17,214,519

Net
income
795,910

Capital
contributions
311,184

Cash
distributions
(2,191,099)

Partner's     capital     at     December
31,      1999
$16,130,514


 See accompanying notes to financial statements.







             TAXTER PARK ASSOCIATES

            STATEMENTS OF CASH FLOWS

  Years ended December 31, 1999, 1998, and 1997
                                           1999
1998 1997
Cash flows from operating activities:
  Net  income                        $   795,910
$  1,835,125
$1,253,597
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation                      1,238,389
1,311,491
1,093,264
    Amortization                        129,637
166,557
166,577
Decrease  (increase) other assets       684,489
(91,865) 212,801
   (Decrease) increase accounts payable
       and  accrued liabilities         (240,390)
358,936 7,852

      Net cash provided by operating
        activities                    2,608,035
3,580,244 2,734,091

Cash flows from investing activities:
 Additions to real estate             (313,034)
                    (517,938)
(652,218)

Cash flows from financing activities:
  Capital contributions                 311,184
                     517,939
652,219
 Cash distributions                 (2,191,099)
                   (3,587,875)
(2,710,562)

       Net  cash  used in financing activities
(1,879,915) (3,069,936) (2,058,343)

Increase   (decrease)   in   cash   and   cash
equivalents 415,086      (7,630)     23,530

Cash   and   cash   equivalents   at   beginning
of   year
35,847      43,477      19,947

Cash  and  cash equivalents at end of year      $

450,933 $         35,847 $    43,477







 See accompanying notes to financial statements.





TAXTER PARK ASSOCIATES
          NOTES TO FINANCIAL STATEMENTS
1.   Organization
Taxter  Park  Associates the ("Partnership") was
formed  in 1986  under  the laws of the State of
New York,  to  acquire interests  in  the
Taxter  Corporate  Park  in  Westchester County,
New  York.  The buildings consist  of  344,741
net rentable  square  feet.  The property is not
encumbered  by debt.
The  general  partners of the Partnership  are
Dean  Witter Realty  Income  Partnership II,
L.P.  (14.8%),  Dean  Witter Realty  Income
Partnership III, L.P. (44.6%) and Dean Witter
Realty Income Partnership IV, L.P. (40.6%).
The  Partnership  Agreement provides  that  all
cash  flow, profits,  losses  and  credits of
the Partnership  shall  be allocated  in
proportion to the Partners' original  capital
contributions.
The joint venture expects to sell the property
in 2000.
2.  Summary of Significant Accounting Policies
The  Partnership's  records are maintained  on
the  accrual basis
of  accounting  for  financial  reporting  and
tax
purposes.   The  preparation  of  financial
statements
in
conformity  with  generally accepted  accounting
principles requires  management to make
estimates and assumptions  that affect  the
reported amounts of assets and liabilities  and
disclosure of contingent assets and liabilities
at the  date of  the  financial  statements and
the reported  amounts  of revenues  and expenses
during the reporting period.   Actual results
could differ from those estimates.

The  carrying  value  of real estate includes
the  purchase price  paid  by  the  Partnership
and acquisition  fees  and expenses.   Costs  of
improvements to  the  properties  are
capitalized,  and  repairs  are expensed.
Depreciation is recorded on the straight-line method.

At  least annually, and more often if
circumstances dictate, the  Partnership
evaluates the recoverability of the net carrying value of its real estate and any related assets. As part of this evaluation, the Partnership assesses, among other things, whether there has been a significant decrease in the market value of any of its properties. If events or circumstances indicate that the net carrying value of a property may not be recoverable, the expected future net cash flows from the property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings.

Because  the  determination of  fair  value  is
based  upon projections  of  future  economic
events  such  as  property occupancy rates,
rental rates, operating cost inflation  and
market capitalization rates which are inherently
subjective,
the  amounts ultimately realized at disposition
may  differ materially  from the net carrying
value as of  December  31, 1999. The cash flows
used to evaluate the recoverability  of the
assets  and to determine fair value are based
on  good faith  estimates and assumptions
developed by  the  Managing General Partner.
Unanticipated events and circumstances may occur
and  some assumptions may not materialize;
therefore actual results may vary from the
estimates and the variances may  be  material.
The Partnership may provide  additional write-
downs, which could be material, in subsequent
years if real estate markets or local economic
conditions change.
Deferred   leasing  commissions  are  amortized
over   the applicable lease terms.
Rental income is accrued on a straight-line basis over the terms of the leases. Accruals in excess of amounts payable by tenants pursuant to their leases (resulting from rent concessions or rents which periodically increase over the term of a lease) are recorded as receivables and included in other assets.
Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.
No provision for income taxes has been made in the financial statements since the liability for such taxes is that of the partners rather than the Partnership.
The  accounting  policies used for  tax
reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods; (b) rental income is recognized based on the payment terms in the applicable leases;
(c) payments made by the seller of the property in prior years under a rental income guaranty were accounted for as rental income; and (d) writedowns for impairment of real estate are not deductible. The tax basis of the Partnership's assets and liabilities is approximately $20 million higher than the amount reported for financial statement purposes.

3.  Lease Commitments

Minimum  future rental income under
noncancellable operating leases as of December
31, 1999 is as follows:

          Year ending December 31:
         2000                  4,427,923
         2001                  2,876,074
         2002                  1,983,000
         2003                    401,676
         2004                    540,852
         Thereafter            1,086,577

         Total               $11,316,102

The Partnership has determined that all leases relating to the property are operating leases.
The terms range from two to ten years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

4.  Related Party Transactions

An affiliate of the partners co-managed the
buildings at the property until December 31,
1998.  The Partnership paid  the affiliate
management  fees  of approximately  $175,700
and $179,000 in 1998 and 1997, respectively, for such services.