Form 10-Q
period 2000-04-30
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 2000-06-14
CIK 752744

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended April 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No ________

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                          BALANCE SHEETS

                                            April 30,   October
31,
                                              2000       1999

                              ASSETS

Cash and cash equivalents                  $ 1,256,960      $
1,409,281

Investment in joint venture                  2,502,232   2,331,352

Other assets                                   119,560      57,181

                                           $ 3,878,752 $ 3,797,814


                 LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities     $   234,729 $   193,982

Partners' capital (deficiency):
 General partners                           (5,429,219)
(5,433,238)
 Limited partners ($1,000 per Unit, 177,023 Units issued)
9,073,242                                    9,037,070

  Total partners' capital                    3,644,023   3,603,832

                                           $ 3,878,752       $
3,797,814


          See accompanying notes to financial statements

           DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                         INCOME STATEMENTS

        Three and six months ended April 30, 2000 and 1999
                                            Three months ended
Six months ended
                                                 April 30,
April 30,
                                2000         1999
                               2000        1999
Revenues:
  Gains on sales of real    $     -   $          $    -   $
estate                          -     4,026,422       -   4,026,4
  Rental                                                  22
  Equity in earnings of     78,739    146,469    126,870
joint venture                                             551,241
  Interest and other        16,523    78,800     33,763
                                                          147,569
                                      225,566
                                                          259,553


                            95,262    4,477,257  160,633  4,984,7
                                                          85

Expenses:
  Property operating              -                   -
  Depreciation and                -   131,827         -   210,669
amortization
  General and               69,469    4,590      120,442  130,469
administrative
                                      61,560              138,664


                            69,469    197,977    120,442  479,802

Net income                  $         $          $        $
                            25,793    4,279,280  40,191   4,504,9
                                                          83

Net income allocated to:
  Limited partners          $         $          $        $
  General partners          23,214    4,273,501  36,172   4,476,6
                                                          34
                            2,579     5,779      4,019
                                                          28,349
                            $         $          $        $
                            25,793    4,279,280  40,191   4,504,9
                                                          83

  Net income per Unit of
limited                     $         $          $        $
partnership interest        0.13      24.14      0.20     25.29








          See accompanying notes to financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                  STATEMENT OF PARTNERS' CAPITAL

                  Six months ended April 30, 2000

                                     Limited    General
                                     Partners            Partners
Total
Partners' capital (deficiency)
 at November 1, 1999               $  9,037,070
$(5,433,238)                       $  3,603,832

Net income                               36,172              4,019
40,191

Partners' capital (deficiency)
 at April 30, 2000                 $  9,073,242
$(5,429,219)                       $  3,644,023


























          See accompanying notes to financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                     STATEMENTS OF CASH FLOWS

             Six months ended April 30, 2000 and 1999
                                                    2000
1999
Cash flows from operating activities:
Net income                                  $  40,191 $
4,504,983                                         Adjustments to
reconcile net income to net cash
     (used in) provided by operating activities:
     Gains on sales of real estate               -
(4,026,422)
        Depreciation and amortization            -
130,469
        Equity in earnings of Taxter joint venture      (126,870)
(147,569)           (Increase) decrease in other assets
(62,379)                                          128,758
Increase (decrease) in accounts payable and
            other liabilities                   40,747
(170,514)

           Net cash (used in) provided by operating activities
(108,311)                                         419,705

Cash flows from investing activities:
 Proceeds from sale of real estate               -
14,465,534
  Additions to real estate                       -
(189,072)
  Distributions from Taxter joint venture                141,087
108,780
  Investments in Taxter joint venture         (185,097)
(13,992)

       Net cash (used in) provided by investing activities
(44,010)                                       14,371,250

Cash flows from financing activities:
 Cash distributions to partners                  -
(14,678,747)

(Decrease) increase in cash and cash equivalents        (152,321)
112,208

Cash and cash equivalents at beginning of period       1,409,281
624,315

Cash and cash equivalents at end of period  $1,256,960 $
736,523



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

The Partnership's last remaining property investment was its 14.8% interest in the partnership ("TPA") which owned Taxter Corporate Park (the "Property"). As discussed in Note 2, TPA sold the Property on May 23, 2000, and this sale has effectuated the dissolution of the Partnership. Accordingly, the Partnership is in the process of winding up its affairs, and it plans to distribute the balance of the Partnership's cash reserves and terminate by December 31, 2000. However, there can be no assurance that the Partnership can be terminated by such date.

The  equity  method  of accounting had  been  applied  to  the
Partnership's   14.8%  interest  in   TPA   because   of   the
Partnership's   continuing  ability   to   exert   significant
influence over TPA.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax reporting purposes.

Net income per Unit of limited partnership interest amounts are calculated by dividing net income allocated to Limited
Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the 1999 gains on sales of real estate, such adjustments consist only of normal recurring accruals.

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

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
                  Notes to Financial Statements

2.  Investment in Joint Venture

Pursuant to a Purchase and Sale Agreement dated as of April 4, 2000, as amended (the "Agreement"), TPA sold the land and buildings which comprise the property on May 23, 2000 to a subsidiary of Mack-Cali Realty Corporation (the "Purchaser"), an unaffiliated party, for a negotiated sale price of $42.725 million. In connection with the sale, TPA acquired from an affiliate and conveyed to the Purchaser certain interests in the Property, including interests that the affiliate had acquired from KLM Royal Dutch Airlines, for $6.75 million, in February 1999. Of the $42.725 million, TPA will remit $6.75 million of the sale proceeds to the affiliate in connection with the transaction.

TPA   is  also  owned  40.6%  by  Dean  Witter  Realty  Income
Partnership IV, L.P., an affiliated public partnership, and 44.6% by Dean Witter Realty Income Partnership III, L.P., an affiliated public partnership.

The purchase price was paid in cash at closing. At closing, the Partnership received approximately $4.9 million representing its 14.8% share of the cash received by TPA, net of its share of TPA's closing costs, the amount of the obligation owed to the affiliate and other deductions.

The Partnership plans to make a cash distribution of sale proceeds to Limited Partners only in June 2000. The
Partnership will retain a portion of the sale proceeds to cover any contingencies that may arise pursuant to the sale and, if required, pay administrative expenses and liabilities that may arise during 2000 while the Partnership winds up its affairs. Any sale proceeds remaining, subsequent to the payment of any contingencies, will be distributed to Limited Partners only.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                  Notes to Financial Statements

Summarized balance sheet information of TPA is as follows:
                                    April 30,          October
31,
                                      2000            1999
Real estate held for sale                 $15,851,278        $
-
Land      and      buildings,      net                       -
15,680,607
Other                                                2,719,198
1,670,760

Total assets                       $18,570,476    $17,351,367

Liabilities                        $   278,781    $   214,272
Partners' Capital                   18,291,695     17,137,095

Total liabilities and capital      $18,570,476    $17,351,367

Summarized income statements of TPA are as follows:

                              Three months                 Six
months
                             ended April 30,             ended
April 30,
                       2000        1999      2000      1999

Revenues                                            $1,332,700
$1,527,966           $2,669,459 $2,998,688

Expenses                            800,675            995,530
1,812,227             2,001,597

Net  income            $   532,025 $  532,436  $   857,232   $
997,091

On March 31, 2000, TPA reclassified its investment in the Property as real estate held for sale. Accordingly, TPA did not record depreciation expense in April 2000 on the building and related improvements.

3.   Related Party Transactions

An affiliate of the Managing General Partner provided property management services for Taxter Corporate Park through December
31, 1998. The


   Partnership   paid   the  affiliate  management   fees   of
approximately $3,000 for these services in fiscal year 1999.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                  Notes to Financial Statements

Another affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the six months ended April 30, 2000 and 1999, the Partnership incurred approximately $54,000 and $95,000 respectively, for these services. These amounts have been recorded in general and administrative expenses.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

ITEM 2  .MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership's interest in the Taxter Corporate Park office property (the "Property") was the Partnership's sole property interest. As discussed in Note 2 to the Financial Statements, the partnership ("TPA") which owned the Property sold the Property on May 23, 2000. The Property was approximately 90% leased at the time of the sale. The favorable leasing status and an improved real estate market in Westchester, New York, the location of the Property, enabled TPA to obtain an attractive price for the property.

The Partnership Agreement provides that the Partnership shall terminate upon the sale of the Partnership's last investment, and that dissolution shall be effective on the day on which the event arises giving rise to the dissolution. Accordingly, the Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which the Property was sold. By December 31, 2000, the
Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State. There can be no assurance that the Partnership will terminate by December 31, 2000.

The Partnership plans to make a cash distribution of sale proceeds to Limited Partners only in June 2000. However, the Partnership will retain a portion of the sale proceeds to cover any contingencies that may arise during 2000 while the Partnership winds up it affairs. Any sale proceeds remaining, subsequent to the payment of any contingencies, will be distributed to Limited Partners only.

During the three and six month periods ended April 30, 2000, the Property generated positive cash flow from operations. However, Partnership cash flow from operations decreased during the three and six month periods ended April 30, 2000 as compared to 1999 due to the sale of the Pavilions at East Lake property in March 1999.

During the six months ended April 30, 2000, the Partnership's contributions to TPA (to fund its share of tenant improvements and leasing commissions at the Property) and cash used in operations exceeded the Partnership's distributions received from TPA. The Partnership's cash shortfall was funded with cash reserves.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

At April 30, 2000, the Partnership had commitments to fund approximately $275,000 for its share of tenant improvements and leasing commissions at the Property. This amount was deducted from the Partnership's share of the sale proceeds it received at closing.

The Partnership did not pay any cash distributions during the six months ended April 30, 2000.

Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the three- and six-month periods ended April 30, 2000 compared to 1999 are primarily attributable to the following:

The 1999 gains on sales of real estate resulted from the March
1999 sale of the Pavilions at East Lake property and the April
1999 receipt of $1.2 million in payment of the Wallkill Plaza contingent promissory note.

There was no rental income, property operating expenses or depreciation and amortization expenses in 2000 as a result of the 1999 sale of the Pavilions East Lake property.

The decrease in equity in earnings of joint venture during the six-month  period  in 2000 is primarily due to  lower  average occupancy (approximately 79% in 2000 compared to 91% in  1999)
at the Taxter property.

Interest  and  other  income was greater  in  1999  than  2000
primarily   because  the  Partnership  received  approximately
$200,000 of interest in April 1999 under the terms of the Wallkill Plaza contingent promissory note.

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

                 b)   Reports on Form 8-K

                     Report  on Form 8-K dated April 25,  2000
                     disclosing  TPA's agreement to  sell  the
                     Taxter  Corporate Park property  and  the
                     Partnership's   plan  to   pay   a   cash
                     distribution of sale proceeds.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.


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


                              DEAN WITTER REALTY INCOME
                                Partnership II, L.P.

                           By:                       Dean
Witter Realty Income
                                Properties II Inc.
                              Managing General Partner



Date:  June  14, 2000         By: /s/E. Davisson Hardman, Jr.
                           E. Davisson Hardman, Jr.
                           President

Date:  June  14, 2000         By: /s/Charles M. Charrow
                           Charles M. Charrow
                                Controller
                               (Principal Financial and
                                Accounting Officer)

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                  Quarter Ended April 30, 2000


                          Exhibit Index

Exhibit No.                                Description

   27                                  Financial Data Schedule
















                               E1