Form 10-Q
period 2000-07-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 2000-09-13
CIK 752744

                          UNITED STATES
               SECURITIES AND EXCHANGE
                     COMMISSION Washington, D.C.
                     20549

                            FORM 10-Q
    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
               For the period ended July 31, 2000

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


Registrant's telephone number, including area code:
(212) 392-2974

Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate  by check mark whether the registrant (1)
has filed  all
reports  required  to be filed by Section  13  or
15(d)  of  the Securities  Exchange Act of 1934
during the preceding  12  months (or  for such
shorter period that the registrant was required  to
file  such  reports),  and (2) has been subject  to
such  filing
requirements for the past 90 days.  Yes     X     No
_______

           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

   DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                           BALANCE SHEETS
                                            July 31,
                                              October
                                              31,
                                              2000
                                              1999
                       ASSETS

Cash and cash equivalents                  $
1,193,546  $
1,409,281

Investment in joint venture                     34,586
2,331,352

Other assets                                    80,658
57,181

                                           $ 1,308,790
$ 3,797,814
           LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities     $   272,637
$   193,982

Partners' capital (deficiency):
 General partners
(5,427,295)
(5,433,238)
 Limited partners ($1,000 per Unit, 177,023 Units
issued) 6,463,448      9,037,070

  Total partners' capital                    1,036,153
3,603,832

                                           $ 1,308,790       $
3,797,814




    See accompanying notes to financial statements

    DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

               STATEMENTS OF OPERATIONS

  Three and Nine months ended July 31, 2000 and 1999
                                            Three
months ended Nine months ended
                                                 July
31,
July 31,
                                2000        1999             2000
                         1999
Revenues:
  Gains on sales of real    $     -   $          $
- $
estate                            -   (32,288)
- 3,994,1
  Rental                                     -            34
  Equity in earnings of     2,522,015
2,648,8
joint venture                         49,825     85       551,241
  Interest and other        46,007
                                      11,160
79,770  197,394

                                                          270,713


                            2,568,022 28,697
2,728,6  5,013,4
                                                 55       82

Expenses:
  Property operating              -          -
-
  Depreciation and                -          -
- 210,669
amortization
  General and               42,225    32,208
162,667  130,469
administrative
                                                          170,872
                            42,225    32,208
162,667  512,010

Net income (loss)           $         $
$2,565,  $
                            2,525,797 (3,511)    988      4,501,4
                                                          72

Net income (loss)
allocated to:               $         $
$2,560,  $
  Limited partners          2,523,873 (6,389)    045      4,470,2
  General partners                                        45
                            1,924     2,878
5,943
                                                          31,227

                            $         $
$2,565,  $
                            2,525,797 (3,511)    988      4,501,4
                                                          72

  Net income (loss) per
Unit of limited             $         $          $        $
partnership interest        14.26     (.04)
14.46     25.25




   See accompanying notes to financial statements.

   DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                   STATEMENT OF PARTNERS' CAPITAL

           Nine months ended July 31, 2000

                                     Limited
General
                                     Partners
Partners
Total
Partners' capital (deficiency)
 at November 1, 1999               $  9,037,070
$(5,433,238)                       $  3,603,832

Cash distributions                   (5,133,667)
-
(5,133,667)

Net income                            2,560,045              5,943
2,565,988

Partners' capital (deficiency)
 at July 31, 2000                  $  6,463,448
$(5,427,295)                       $  1,036,153




   See accompanying notes to financial statements.

   DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

              STATEMENTS OF CASH FLOWS

      Nine months ended July 31, 2000 and 1999

2000
1999
Cash flows from operating activities:
    Net income                                  $
                  2,565,988       $
4,501,472
   Adjustments to reconcile net income to net cash
                      (used in)
      provided by operating activities:

      Gains on sales of real estate
     -
     (3,994,134)    Depreciation and amortization
        -
     130,469
        Equity in earnings of Taxter joint venture
(2,648,885)
(197,394)
        (Increase) decrease in operating
assets:
          Deferred leasing commissions
  -
(60,767)
    Other assets                           (23,477)
173,878            Increase (decrease) in accounts
payable
    and other liabilities                   78,655
(205,622)

  Net cash (used in) provided by operating activities
(27,719)
347,902

Cash flows from investing activities:
 Proceeds from sale of real estate                 -
14,463,246
  Additions to real estate                         -
(189,072)
  Distributions from Taxter joint venture
      5,136,229
270,110
  Investments in Taxter joint venture
(190,578)
(37,839)

       Net cash provided by investing activities
4,945,651 14,506,445
Cash flows from financing activities:
 Cash distributions to partners
(5,133,667) (14,678,747)

(Decrease) increase in cash and cash equivalents
(215,735)
175,600
Cash and cash equivalents at beginning of period
1,409,281 624,315
Cash and cash equivalents at end of period   $
1,193,546     $
799,915




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

The Partnership's last remaining property investment was its 14.8% interest in the partnership ("TPA") which owned Taxter Corporate Park. As discussed in
Note 2, TPA sold the  Taxter property  on  May 23,
2000, and this sale has effectuated the dissolution of the Partnership. Accordingly, the Partnership is in the process of winding up its affairs, and it plans to distribute the balance of the Partnership's cash reserves and terminate by December 31, 2000. However, there can be no assurance that the Partnership can be terminated by such date.

The  equity  method  of accounting had  been
applied  to  the Partnership's
       14.8%  interest  in   TPA   because   of            the
Partnership's   continuing  ability   to   exert
significant influence over TPA.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax reporting purposes.

Net income (loss) per Unit of limited partnership interest amounts are calculated by dividing net income (loss) allocated to Limited
Partners, by the weighted average number of Units outstanding.

In  the  opinion  of  management, the
accompanying  financial statements,   which  have
not  been  audited,   include
       all
adjustments necessary to present fairly the results for the interim period. Except for the gains on sales of real estate in 1999 and the gain on sale of the Taxter property included in equity in earnings in 2000, such adjustments consist only of normal recurring accruals.

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

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

           Notes to Financial Statements

2.  Investment in Joint Venture

Pursuant to a Purchase and Sale Agreement dated as
of April 4, 2000,  as  amended,  on May 23, 2000,
TPA sold  the  land  and buildings  which comprise
the Taxter property to a  subsidiary of   Mack-
Cali   Realty  Corporation  (the  "Purchaser"),
       an
unaffiliated  party, for a negotiated sale  price
of  $42.725 million.   In connection with the
sale, TPA acquired from an affiliate and conveyed to the Purchaser certain interests in the Taxter property, including interests that the affiliate had acquired from KLM Royal Dutch
Airlines, for $6.75 million, in  February 1999.
Of the $42.725 million, TPA remitted $6.75 million of the sale proceeds to the affiliate in connection with the transaction.

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

On  June  29,  2000,  the Partnership paid,  100%
to  Limited Partners,  a  cash  distribution (see
Note 3)  which  included Taxter sale proceeds of
approximately $4.7 million ($26.76 per Unit).
The Partnership retained a portion of the sale proceeds to cover any contingencies that may arise pursuant to the sale and, if required, pay administrative expenses and liabilities that may arise during 2000 while the Partnership winds up its affairs. Any sale proceeds remaining, subsequent to the payment of any contingencies, will be distributed to Limited Partners only.

The  Partnership's share of TPA's gain on sale of
the  Taxter property  was  approximately  $2.5
million,  such  gain was
allocated 100% to the Limited Partners.

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

           Notes to Financial Statements

Summarized balance sheets of TPA are as follows:
                                    July 31,
                                      October 31,
                                      2000
                                      1999
Land     and     buildings,     net
$         -
$15,680,607
Other
479,004
1,670,760

Total assets                       $   479,004
$17,351,367

Liabilities                        $   245,319
$   214,272
Partners' capital                      233,685
17,137,095

Total liabilities and capital      $   479,004
$17,351,367

Summarized income statements of TPA are as follows:

                                        Three
months Nine months
                             ended July 31,
ended July 31,
                       2000        1999      2000
1999

Operating   Income     $    395,751   $1,706,457
$
3,065,210           $4,705,145

Gain on sale of
  real estate        15,551,472      -
15,551,472        -

                         15,947,223     1,706,457
18,616,682
4,705,145

Expenses
291,300     1,369,802   2,103,527    3,371,399

Net   income            $15,655,923  $   336,655
$16,513,155
$1,333,746

On  March  31,  2000, TPA reclassified its
investment  in  the Taxter  property  as real
estate held for sale.   Accordingly, since April
1, 2000, TPA has not recorded depreciation expense on the buildings and related improvements.

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

           Notes to Financial Statements

3.   Cash Distributions

On  June  29, 2000, the Partnership also
distributed, 100%  to Limited  Partners,  $397,000
($2.24 per  Unit)  of  previously undistributed
proceeds from the  sales of the Glenhardie  and
Pavilions   at  East  Lake  properties  in  1998
and   1999, respectively.   As  of August 1, 2000,
approximately $374,000 ($2.11 per Unit) of proceeds from those sales, payable 100% to Limited
Partners, remain undistributed.

On  June 29, 2000, the Partnership's
distributions, to Limited Partners only, of the Taxter sale proceeds (see Note 2), and the above-mentioned sale proceeds totaled $5,133,667
($29.00 per Unit).

4.    Related Party Transactions

An affiliate of the Managing General Partner provided property management services for the Taxter property through December 31,
     1998. The Partnership paid the affiliate management fees of approximately $3,000 for these services in fiscal year 1999.

Another  affiliate  of the Managing General

Partner  performs administrative functions,

processes investor transactions  and prepares  tax

information for the Partnership.  For  the  nine

months  ended July 31, 2000 and 1999, the

Partnership incurred approximately  $81,000  and

$102,000 respectively,  for  these services.

These amounts have been recorded  in  general  and

administrative expenses.

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

ITEM 2  .MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership's interest in the Taxter Corporate
Park office property   was  the Partnership's sole
property interest.   As discussed   in  Note  2
to  the  Financial  Statements,
      the
partnership ("TPA") which owned the Taxter property sold the property on May 23, 2000. The property was approximately 90% leased at the time of the sale. The favorable leasing status and an improved real estate market in Westchester, New York, the location of the Taxter property, enabled TPA to obtain an attractive price for the property.

The Partnership Agreement provides that the Partnership shall terminate upon the sale of the Partnership's last investment, and that dissolution shall be effective on the day on which the event arises giving rise to the dissolution. Accordingly, the Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which the Taxter property was sold.
By December 31, 2000, the Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State.
There can be no assurance that the Partnership will terminate by December 31, 2000.

As  discussed in Notes 2 and 3 to the Financial
Statements, on June 29, 2000, the Partnership paid, to Limited Partners only, a distribution of sale proceeds of $29.00 per Unit. The
Partnership retained a portion of the Taxter sale proceeds it received to cover any contingencies that may arise during 2000 while the Partnership winds up it affairs.

As  of the date of closing of the sale of the
Taxter property, the Partnership had commitments
to fund approximately $275,000
for  its  share of tenant improvements and leasing
commissions at   the   property.   This  amount
was  deducted  from   the Partnership's  share  of
the sale  proceeds  it  received  at closing.

During the period the Partnership owned its interest in the Taxter property in 2000, the property generated positive cash flow from operations. However, Partnership cash flow from operations decreased during the nine months ended July 31, 2000 as compared to 1999 due to the sale of the Pavilions at East Lake property in March 1999.

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.


During  the nine months ended July 31, 2000, the
Partnership's contributions to TPA (to fund its
share of tenant improvements and  leasing
commissions at the Taxter property) and cash used
in    operations    slightly   exceeded   the
Partnership's distributions received from TPA
(excluding the distribution of sale  proceeds).
The Partnership's cash shortfall was funded with cash reserves.

Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the three- and nine-month periods ended July 31, 2000 compared to 1999 are primarily attributable to the following:

The increases in equity in earnings of joint venture in 2000 are primarily due to the Partnership's share of the gain on sale of the Taxter property (approximately $2.5 million).

The 1999 gains on sales of real estate resulted from the March 1999 sale of the Pavilions at East
Lake property and the April 1999 receipt of $1.2 million in payment of the Wallkill Plaza contingent promissory note.

As  a  result  of  the  1999 sale of the Pavilions
East Lake property, there was no rental income, property operating expenses or depreciation and amortization expenses in 2000.

Interest  and other income was greater during the
nine  months ended   July   31,  1999  than  2000
primarily  because   the Partnership  received
approximately $200,000  of  interest  in April
1999 under the terms of the Wallkill Plaza contingent promissory note. Interest and other income was greater during the three months ended
July 31, 2000 than 1999 primarily due to interest earned on the proceeds from the Taxter sale before such proceeds were distributed to the Limited
Partners.

There were no other individually significant factors which caused changes in revenues or expenses.

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.


Inflation

Inflation  has  been  consistently  low  during
the   periods
presented  in the  financial statements and, as a


result,  has not  had  a  significant  effect  on


the  operations  of  the Partnership or its


properties.

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.



PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                 a)   Exhibits
                     An exhibit index has been
                     filed as part of this Report
                     on Page E1.
             b)   Reports on Form 8-K
                     Reports on Form 8-K dated May


                     23, 2000 disclosing TPA's


                     sale of Taxter Corporate


                     Park.

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


                              DEAN WITTER REALTY
                                INCOME Partnership
                                II, L.P.

                           By:
Dean Witter Realty Income
                                Properties II Inc.
                              Managing General
Partner



Date:  September 13, 2000       By: /s/E. Davisson
Hardman,
Jr.
                             E. Davisson Hardman,
                             Jr. President

Date:  September 13, 2000       By: /s/Raymond E.
Koch
                             Raymond E. Koch
                                Principal
                           Financial and
                           Accounting Officer

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

            Quarter Ended July 31, 2000


                   Exhibit Index

Exhibit No.
Description

   27                                  Financial


Data Schedule


















E1