Form 10-K
period 2000-10-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 2001-01-26
CIK 752744

UNITED STATES
             SECURITIES AND EXCHANGE
                   COMMISSION Washington,
                   D.C.  20549

                        FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF
1934
         For the fiscal year ended October
31, 2000
                     OR
[   ]TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF
1934
  For the transition period from ________ to
                   ________.

        Commission File Number 0-18150

      DEAN WITTER REALTY INCOME PARTNERSHIP
  II, L.P. (Exact name of registrant as
  specified in its charter)

       Delaware                      13-
3244091
(State of organization)  (IRS Employer
Identification No.)

   2 World Trade Center, New York, NY
10048
(Address of principal executive offices)(Zip
Code)

Registrant's telephone number, including area
code:   (212) 392-2974

Securities registered pursuant to Section 12(b) of the Act:

Title of each className of each exchange on which registe
                                                        r
                                                        e
                                                        d
                                                        N
                                                        o
                                                        n
                                                        e
None

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


       DOCUMENTS INCORPORATED BY REFERENCE

                      None

                     PART I.
ITEM 1.   BUSINESS
The  Registrant,  Dean Witter Realty Income
Partnership  II, L.P. (the "Partnership"), is a
limited partnership formed in September 1984
under the Uniform Limited Partnership Act  of
the State of Delaware for the purpose of
investing primarily in income-producing office
and retail properties.
The  Managing  General Partner of the
Partnership  is  Dean Witter  Realty  Income
Properties II  Inc.  (the  "Managing General
Partner"), a Delaware corporation which is
whollyowned  by  Dean Witter Realty Inc.
("Realty"). The Associate General Partner is
Dean Witter Realty Income Associates  II, L.P.
(the "Associate General Partner"), a Delaware
limited partnership,  the general partner of
which  is  Dean  Witter Realty  Income
Associates II Inc., a wholly-owned subsidiary of
the  Managing  General Partner.   The  Managing
General Partner manages and controls all aspects
of the business  of the  Partnership.   The
terms of transactions  between  the Partnership
and its affiliates are set forth in  Note  6  to
the  consolidated financial statements in Item 8
and in Item 13 below.
The  Partnership issued 177,023 units of limited
partnership interest (the "Units") with gross
proceeds from the offering of  $177,023,000.
The offering has been terminated  and  no
additional Units will be sold.
The  proceeds  from the offering were used  to
make  equity investments  in  five  office
properties  and  three  retail properties,  all
of  which were acquired  without  mortgage debt.
The  last Partnership property investment (in
Taxter Corporate Park) was sold on May 23, 2000.
The  Partnership  Agreement provides  that  the
Partnership shall  terminate  upon  the sale of
the  Partnership's  last property investment,
and that dissolution shall be effective on  the
day  on which the event arises giving rise  to
the dissolution. Accordingly, the Partnership
dissolved pursuant to the terms of its
Partnership Agreement, effective May 23, 2000,
the date on which the Taxter property was  sold.          As
soon  as possible in fiscal year 2001, the
Partnership plans to       wind   up   its
affairs,  distribute  the   previously
undistributed property sale proceeds and cash
reserves,  and terminate   its                           existence  by
filing  a  certificate                                   of
cancellation  in  the  office of the Delaware
Secretary  of State.

The  Partnership  considered its  business  to
include  one industry  segment,  investment in
real property.   Financial information
regarding   the   Partnership   is   in                  the
Partnership's consolidated financial statements in Item 8 below.

The Partnership has no employees.

All of the Partnership's business is conducted in the United States.

ITEM 2.   PROPERTIES

The Partnership's principal offices are located
at Two World Trade Center, New York, New York
10048.  The Partnership has
no other offices.
As  of  October 31, 2000, the Partnership did
not  own  any property investments.
In   May  2000,  the  partnership  which  owned
the Taxter Corporate Park sold the property, which is located in Westchester, New York.
An affiliate of the Partnership was the property manager for Taxter Corporate Park through December 31, 1998.
Further information relating to the
Partnership's properties is  included  in  Item
7  and footnotes  4  and  5  to  the
consolidated financial statements included in
Item 8 below.
ITEM 3.   LEGAL PROCEEDINGS
None.
ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE
          OF  SECURITY HOLDERS
No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.

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

As  of  December  31,  2000, there were  24,196
holders  of limited partnership interests.

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

As discussed in Item 1, the Partnership plans to make its final distribution of previously undistributed sale proceeds and cash reserves in fiscal year 2001.

The  Partnership  paid cash distributions
during  the  year
ended   October  31,  2000  aggregating  $29.00
per   Unit, consisting  of $26.76 per Unit from
the Partnership's  share of  the  net proceeds
from the sale of the Taxter  Corporate Park
property   and   $2.24  per  Unit   from
previously
undistributed  proceeds from the sales of the
Pavilions  at East  Lake  (1999) and Glenhardie
(1998)  properties.      The
total distribution, paid 100% to the Limited Partners, amounted to $5,133,667.

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

Taxable   income  generally  is  allocated   in
the   same proportions as distributions of
distributable cash or sale proceeds (except that the General Partners must be allocated at least 1% of taxable income from sales). In the event there is no distributable cash or sale proceeds, taxable income is allocated 90% to the Limited Partners and 10% to the General
Partners. Any tax loss will be allocated 90% to the Limited Partners and 10% to the General
Partners.

ITEM 6.   SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership:

                         For the years ended
October 31,
                 20001      19992     19983     19974       1996
Total revenues $2,819,0   $         $22,214,  $29,219,9
$17,414,6
               20         5,443,81  571       73         07
                          7

Net     income $2,598,7   $         $20,110,  $19,021,1
$(7,812,70
(loss)         17         4,861,24  183       29         6)5
                          7
               $14.67     $         $         $ 105.21   $(39.72)
Net     income            27.29     113.03
(loss)
 per Unit of
       limited
partner-
 ship interest
               $29.00     $         $         $ 390.23   $  99.24
Cash                      82.92     261.71
distributions
 paid per Unit
of
       limited
partner-
 ship interest
6,7
               $1,332,3   $         $13,797,  $40,963,8
$100,319,
Total   assets 44         3,797,81  232       45         056
at                        4
 October 31

1. Revenues and net income include $2.5 million, the
  Partnership's share of the gain on the sale of the Taxter property and $0.1 million, an additional gain on the 1999 sale of the Pavilions at East Lake property.

2. Revenues and net income include gains of $2.8 million
  on the sale of the Pavilions at East Lake property and
additional gains totaling $1.5 million from the sales of the Wallkill Plaza and Glenhardie properties (sold in prior years).


                    (Continued)

3. Revenues and net income include gains of $19.1 million
  on the sales of the Framingham and Glenhardie
                   properties.

4. Revenues and net income include gains of $17.2 million
  on the sales of the United Services Life
  Building and the Century Square office
  building.

5. Includes $11.9 million loss on impairment recorded for
  the Framingham, Glenhardie and Pavilions at East Lake properties.

6.   Distributions paid to limited partners
include returns
  of capital per Unit of limited partnership interest of $14.32, $55.63, $148.68, $332.99, and $99.24 for the years ended October 31, 2000, 1999, 1998, 1997 and 1996, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

7.   Include distributions of proceeds from
sales of real
  estate as follows:  2000 - $29.00; 1999 -
  $82.92; 1998 $251.01; 1997 - $356.04; 1996 -
  $60.65.

The above financial data should be read in conjunction with the consolidated financial statements and the related notes in Item 8.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
The  Partnership  raised $177,023,000 in a
public  offering which  was terminated in 1985.
The Partnership has no plans to raise additional
capital.
The  Partnership purchased five properties  and
made  three investments  in  partnerships  on
an  all-cash  basis.   No additional investments
are planned.
In   fiscal  year  2000,  the  Partnership's
last  property
investment, Taxter Corporate Park, was sold on May 23, 2000 (see Note 5 to the consolidated financial statements).

The  Partnership  Agreement provides  that  the
Partnership shall  terminate  upon  the sale of
the  Partnership's  last property investment,
and that dissolution shall be effective on  the
day  on which the event arises giving rise  to
the dissolution. Accordingly, the Partnership
dissolved pursuant to the terms of its
Partnership Agreement, effective May 23, 2000,
the date on which the Taxter property was  sold.
As soon  as possible in fiscal year 2001, the
Partnership plans
to   wind   up   its  affairs,  distribute  the
previously undistributed property sale proceeds and cash reserves, and terminate its existence by filing a certificate of cancellation in the office of the Delaware
Secretary of State.

As  discussed in Item 5, during the year ended
October  31, 2000,  the  Partnership paid, to
Limited Partners only, a distribution of sale proceeds of $29.00 per Unit. The
Partnership retained a portion of the Taxter sale proceeds it received to cover any contingencies that may arise while the Partnership winds up its affairs.

Because  of  the sales of the Taxter and
Pavilions  at  East Lake  (sold  1999)
properties, Partnership cash flow from operations decreased in fiscal year 2000 as compared to 1999.

In  fiscal  2000,  the Partnership's
distributions received from the Taxter joint venture (excluding the distribution of sale proceeds) and cash provided by operations exceeded the Partnership's contributions to fund its share of tenant improvements and leasing commissions at the Taxter property. The
Partnership used this surplus and a portion of cash reserves to pay previously undistributed sale proceeds to Limited Partners only (see Item 5).

Except  as discussed above and in the
consolidated financial statements, the Managing
General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the year ended October 31, 2000 compared to 1999 and for the year ended
October 31, 1999 compared to 1998 are primarily attributable to the following:

The increase in equity in earnings of joint venture in 2000 compared to 1999 is primarily due to the Partnership's share of the gain on sale of the Taxter property (approximately $2.5 million).

In 2000, the gain on sale of real estate resulted from contingent proceeds received in 2000 from the 1999 sale of the Pavilions at East Lake property.

In 1999, the gains on sales of real estate
resulted from the sale  of  the Pavilions at
East Lake property (approximately $2,827,000),
the  receipt of proceeds from  the  contingent
promissory  note  in connection with the 1996
sale  of  the Wallkill Plaza property
($1,200,000) and the return of the
escrow   deposit  resulting  from  the  1998
sale  of                                            the
Glenhardie  properties  ($293,000).  See  Note
4                                                   to   the
consolidated financial statements.

In 1998, the gains on sales of real estate resulted from the sales of the Framingham
Corporate Center (approximately $11,018,000) and Glenhardie ($8,079,000) properties (the
"1998 Properties Sold").

As  a  result  of  the sale of the Pavilions  at
East  Lake property, there was no rental income,
property expenses  and
depreciation and amortization expenses in 2000.
Rental income, property operating expenses, and
depreciation and amortization expenses decreased
in 1999 compared to 1998 as  a  result  of the
sales of the Pavilions  at  East  Lake property
and the 1998 Properties Sold.
Interest  and  other  income in 1999 was  higher
than  such income in 2000 and 1998 because of
the interest received  on the Wallkill Plaza
promissory note and the Glenhardie escrow
deposit in 1999.
General  and  administrative  expenses
decreased  in   1999 compared  to  1998
primarily due to the elimination of expenses relating to properties sold in 1999 and 1998.
There were no other individually significant factors which caused changes in revenue and expenses.
Inflation
Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
ITEM 7A.  QUANTITATIVE AND QUALITITATIVE
          DISCLOSURES ABOUT MARKET RISK
          Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA


 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                      INDEX




(a) Financial Statements

Independent Auditors' Report
Consolidated Balance Sheets at October 31, 2000 and 1999 Consolidated Income Statements for the years ended
  October 31, 2000, 1999 and 1998
Consolidated Statements of Partners'
  Capital for the years ended October
  31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows
  for the years ended October 31, 2000,
  1999 and 1998
Notes to Consolidated Financial

Statements





(b) Financial Statement Schedule

III. Real Estate and Accumulated

Depreciation










All schedules other than that indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

Independent Auditors' Report





To The Partners of
Dean Witter Realty Income Partnership II, L.P.:


We  have  audited the accompanying consolidated
balance sheets  of  Dean  Witter Realty Income
Partnership  II,
L.P.  and  consolidated partnership (the
"Partnership") as  of  October  31,  2000
and  1999  and  the  related consolidated
statements of income, partners'  capital,
and  cash  flows  for each of the three
years  in  the period  ended  October  31,
2000.   Our  audits   also included the
financial statement schedule listed in the
Index  at  Item  8.   These  financial
statements  and financial statement
schedule are the responsibility  of the
Partnership's management.  Our
responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We  conducted  our audits in accordance
with  auditing standards  generally
accepted in the United  States  of America.         Those  standards
require that  we  plan  and
perform the audit to obtain reasonable
assurance  about whether  the financial
statements are free of  material
misstatement.  An audit includes examining,
on  a  test basis,  evidence supporting the
amounts and disclosures in  the  financial
statements.  An audit also  includes
assessing   the   accounting   principles
used       and
significant estimates made by management,
as  well  as evaluating    the    overall
financial     statement presentation.  We
believe that our  audits  provide  a
reasonable basis for our opinion.

In  our opinion, such consolidated
financial statements present fairly, in all
material respects, the financial position
of Dean Witter Realty Income Partnership
II, L.P.  and  consolidated partnership as
of  October  31, 2000  and 1999 and the
results of their operations  and their
cash  flows for each of the three years  in
the period  ended  October  31,  2000  in
conformity  with accounting principles
generally accepted in the  United States
of  America.   Also,  in  our  opinion,
such financial   statement  schedule,  when
considered   in relation to the basic
consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As  discussed  in Note 1 to the
consolidated  financial statements, during
the year ended October 31, 2000, the
Partnership  sold  its  remaining property
investment, which  effectuated the
dissolution of the  Partnership.
The  Partnership is in the process of
winding  up  its affairs,  and  it plans to
distribute the Partnership's previously
undistributed  sale  proceeds   and   cash
reserves, and terminate.
                              /s/Deloitte &
Touche LLP
  DELOITTE & TOUCHE LLP
New York, New York
January 16, 2001

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

            CONSOLIDATED BALANCE SHEETS

                                              Octob
                                              er
                                              31,
                                              2000
                                              1999
                      ASSETS
Cash and cash equivalents                 $
1,316,641  $
1,409,281

Investment in joint venture
13,637
2,331,352

Other assets
2,066
57,181

                                          $
1,332,344  $ 3,797,814

                LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and other liabilities    $
263,462  $
193,982

Partners' capital (deficiency)
 General partners
(5,431,688)
(5,433,238)
 Limited partners ($1,000 per Unit, 177,023 units
  issued)
6,500,570
9,037,070

Total partners' capital
1,068,882
3,603,832

                                          $
1,332,344  $ 3,797,814

 See accompanying notes to consolidated financial
                    statements.

  DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

          CONSOLIDATED INCOME STATEMENTS

For the years ended October 31, 2000, 1999 and 1998

                                    2000      1999
1998


Revenues:
 Rental                        $       -   $551,241
$2,722,329
 Gains on sales of real estate    54,657  4,320,001
19,097,127
 Equity in earnings of joint venture2,667,882238,583
226,269
 Interest and other               96,481    333,992
                       168,846

                                2,819,020  5,443,817
22,214,571
Expenses:
 Property operating                    -    248,910
985,746
 Depreciation                          -    113,395
548,902
 Amortization                          -     17,074
94,228
 General and administrative       220,303    203,191
                       475,512

                                  220,303    582,570
2,104,388

Net income                      $2,598,717
$4,861,247        $
20,110,183

Net income allocated to:
Limited partners              $2,597,167  $4,831,745
                          $
 20,008,877
 General partners                   1,550     29,502
                       101,306

                                $2,598,717
$4,861,247        $ 20,110,183

Net income per Unit of limited
 partnership interest           $   14.67   $  27.29
                      $  113.03




  See accompanying notes to consolidated financial
                     statements.

   DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

     CONSOLIDATED STATEMENTSOF PARTNERS' CAPITAL

 For the years ended October 31, 2000, 1999 and 1998



                                Limited     General
                                Partners    Partners
Total


Partners' capital (deficiency) at
November 1, 1997            $45,203,885  $(5,353,586)         $
                          39,850,299

 Net income                  20,008,877      101,306
20,110,183

 Cash distributions         (46,328,690)
(210,460)(46,539,150)

Partners' capital (deficiency) at
 October 31, 1998            18,884,072  (5,462,740)
13,421,332

 Net income                   4,831,745       29,502
4,861,247

 Cash distributions         (14,678,747)            -
(14,678,747)

Partners' capital (deficiency) at
 October 31, 1999             9,037,070  (5,433,238)   3,603,832

 Net income                   2,597,167        1,550   2,598,717
 Cash distributions          (5,133,667)            - (5,133,667)
Partners' capital (deficiency) at
 October 31, 2000             $6,500,570   $(5,431,688)         $
                             1,068,882




  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the years ended October 31, 2000, 1999 and 1998

                                     2000       1999      1998
Cash flows from operating activities:
  Net income                     $2,598,717  $4,861,247         $
                            20,110,183
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Gains on sales of real estate            (54,657)  (4,320,001)
(19,097,127)
   Depreciation                          -    113,395    548,902
   Amortization                          -     17,074     94,228
   Equity in earnings of Taxter joint
 venture                    (2,667,882)  (238,583)             (226,269)
   Decrease (increase) in operating
     assets:
     Deferred leasing commissions           -           (60,767)
(231,865)
     Other assets                   55,115    172,818    373,626
   Increase (decrease) in accounts
     payable and other liabilities           69,480     (181,918)
(709,107)

 Net cash provided by operating
   activities                           773    363,265    862,571

Cash flows from investing activities:
 Proceeds from sales of real estate         54,657    15,009,113
44,623,521
 Distributions from Taxter joint venture5,176,175     321,292    521,385
    Investments in Taxter joint venture        (190,578)
                      (40,885) (95,492)
 Additions to real estate                 -   (189,072)
(489,976)

 Net cash provided by
          investing activities           5,040,254
                    15,100,44844,559,438

Cash flows from financing activities:
               Cash distributions to partners
             (5,133,667)(14,678,747)(46,539,150)

(Decrease)increase in cash and
 cash equivalents                 (92,640)
784,966(1,117,141)

Cash and cash equivalents at
 beginning of year                1,409,281    624,315  1,741,456
Cash and cash equivalents at end of year  $  1,316,641 $1,409,281
$    624,315
  See accompanying notes to consolidated financial statements.

       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

         NOTES TO CONSOLIDATED FINANCIAL

               STATEMENTS October 31, 2000, 1999

               and 1998

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

In  fiscal  year  2000,  the  Partnership's
last  remaining property investment, Taxter
Corporate Park, was sold on  May 23,  2000 (see
Note 4).  The sale of the Taxter property has
effectuated    the    dissolution   of   the
Partnership.
Accordingly, the Partnership is in the process
of winding up its  affairs,  and it plans to
distribute the  Partnership's previously
undistributed   sales   proceeds    and    cash
reserves,and terminate in fiscal year 2001.

2. Summary of Significant Accounting Policies

The   financial  statements  include  the
accounts  of  the Partnership  and  the
Framingham  Corporate  Center   joint venture
on a consolidated basis. The Partnership owned a 95% interest in the Framingham Corporate
Center  property until its sale in December
1997.

The equity method of accounting has been applied to the Partnership's 14.8% interest in the general partnership which owned the Taxter Corporate Park property ("TPA") because of the Partnership's continuing ability to exert significant influence.
Affiliates of the Partnership,  Dean Witter
Realty Income Partnership III, L.P. and Dean
Witter Realty Income Partnership IV, L.P. own the remaining 44.6% and 40.6% interests, respectively, in TPA.

The  Partnership's  records are maintained  on
the  accrual basis   of  accounting  for
financial  reporting  and   tax purposes.   The
preparation  of  financial  statements   in
conformity with accounting principles generally
accepted  in the  United  States of America
requires management  to  make estimates  and
assumptions that affect the reported  amounts of
assets  and  liabilities and  disclosure  of
contingent assets   and  liabilities  at  the
date  of  the  financial statements and the
reported amounts of revenues and expenses
during  the  reporting period.  Actual results
could  differ from those estimates.
Cash  and cash equivalents consist of cash and
highly liquid investments with maturities, when
purchased, of three months or less.
The  carrying  value  of real estate included
the  purchase price  paid  by  the  Partnership
and acquisition  fees  and expenses.   Costs  of
improvements to the  properties  were
capitalized,  and  repairs were expensed.
Depreciation  was recorded   on  the  straight-
line  method.  The  Partnership stopped
recording depreciation on a property when it was reclassified as held for sale.
At least annually, and more often if
circumstances dictated, the Partnership evaluated the recoverability of the net carrying value of its real estate (and related assets), including the real estate (and related assets) owned by TPA. As part of this evaluation, the Partnership assessed, among other things, whether there had been a significant decrease in the market value of any of its properties. If events or circumstances indicated that the net carrying value of a property was not recoverable, the expected future net cash flows from the property were estimated for a period of approximately five years (or a shorter period if the Partnership expected that the property would be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows was less than the carrying amount of the property, the property was written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings.
The  cash flows used to evaluate the
recoverability of the properties and to determine fair value were based on good faith estimates and assumptions developed by the Managing General Partner.

Deferred   leasing  commissions  were  amortized
over the
applicable lease terms.

Rental income was accrued on a straight-line basis over the terms of the leases. Accruals in excess of amounts payable by tenants pursuant to their leases (resulting from rent concessions or rents which periodically increased over the term of a lease) were recorded as receivables and included in other assets.

Net income per Unit amounts are calculated by dividing net income allocated to Limited
Partners, in accordance with the Partnership
Agreement, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

For  income  tax purposes, Partnership results
are  reported for the calendar year.  The
accounting policies used for tax reporting
purposes differed from those used  for
financial reporting as follows: (a) depreciation
was calculated  using accelerated methods, (b)
rental income was recognized  based on  the
payment  terms in the applicable  leases,  and
(c)
writedowns   for   impairment  of  real  estate
were   not deductible.   In  addition,  offering
costs   are         treated
differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $17.3 million higher than the amounts reported for financial statement purposes.

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

Distributions paid to limited partners include returns of capital per Unit of limited partnership interest of $14.32, $55.63 and $148.68 for the years ended October 31, 2000, 1999 and 1998, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

4.  Sales of Real Estate
                                          000's
                    Date of  Negotiated     Net      Gain on
Property             Sale    Sale Price
Proceeds             Sale
                                         From
Sale

Fiscal 1999:
Pavilions at East   03/01/9   $14,000
$13,516             $2,827
Lake                9

Collection of
Wallkill
1,200                1,200
Plaza note
receivable

Return of Glenhardie
escrow balance
293                                      293

$15,009             $4,320

Fiscal 1998 Sales:
Framingham
Corporate Center    12/03/9   $26,050
$25,342             $11,018
                       7
Glenhardie
Corporate Center
I and II            04/01/9    19,700
19,282    8,079
                       8
                              $45,750
$44,624   $19,097

In 2000, the gain on sale of real estate resulted from contingent proceeds received in 2000 from the 1999 sale of the Pavilions at East Lake Property.

All of the properties were sold to unaffiliated buyers.

The net proceeds from the sales are net of closing costs.

As of October 31, 2000, all of the net sales proceeds were distributed except for approximately $430,000 from the sales of the Glenhardie and Pavilions at East Lake properties, which were added to the Partnership's cash reserves.

As part of the Partnership's agreement to sell the Pavilions at East Lake property, Dean Witter
Realty Income Partnership III, L.P., an affiliate of the Partnership, also sold a property to the same unaffiliated buyer.
The  aggregate purchase  price  of  the
properties sold was approximately $24.2 million, of which $14.0 million was allocated in the Agreement to the Pavilions at East Lake property.

As  a  part  of  the  Purchase and Sale
Agreement  for  the Glenhardie  properties (the
"Agreement") Dean Witter  Realty Income
Partnership III, L.P. and Dean Witter Realty
Income Partnership IV, L.P., affiliated public partnerships, also sold certain other properties. The aggregate negotiated sale price of the properties sold was approximately
$168 million, of which approximately $19.7 million was allocated in the Agreement to the Partnership's Glenhardie properties.

Pursuant to the Agreement, escrows were
established for  the cost  of certain building
improvements (the "Improvements"). In  addition
to payment of the purchase price, at  closing,
the  Purchaser  deposited into these  escrows
approximately $3.9 million, of which
approximately $1.6 million related to Glenhardie
II.  The Partnership did not include the  amount
of  the  escrowed sales proceeds in its
calculation  of  the gain  on the sale of the
property because of the uncertainty of  its
realization.   In  October  1999,  the
Partnership received  approximately $344,000,
the remaining  balance  of the  escrow  deposit
(including interest  of  approximately $51,000)
after all costs of the Glenhardie II
Improvements had been funded.

In  fiscal  1996,  the Partnership sold the
Wallkill  Plaza shopping   center.   A  portion
of  the  sale   price  was
represented  by  a  $1.2 million promissory
note  from  the purchaser, payment of which was
contingent on the outcome of the bankruptcy
proceedings of Bradlees Department Stores, an
anchor   tenant  at  the  shopping  center.   In
1996         the
Partnership  did not include the $1.2 million
note  in  the calculation of the gain on the
sale of the property  because of  uncertainty
of  the realization.  In  April  1999,  the
purchaser  paid the Partnership approximately
$1.4  million, representing payment of the note
in the full, plus  interest at                           4.5%.

All distributed net sale proceeds (plus related interest) were paid 100% to the Limited Partners. All gains from property sales (plus related interest) were allocated
100% to the Limited Partners.


5.  Investment in Joint Venture

Taxter Corporate Park, Westchester County, New
York

Pursuant to a Purchase and Sale Agreement dated
as of  April 4,  2000, as amended, on May 23,
2000, TPA sold the land and buildings which
comprise the Taxter property to a subsidiary of         Mack-Cali  Realty
Corporation  (the  "Purchaser"),  an
unaffiliated party, for a negotiated sale price
of  $42.725 million.  In connection with the
sale, TPA acquired from  an affiliate and
conveyed to the Purchaser certain interests in
the  Taxter property, including interests that
the affiliate had  acquired  from  KLM  Royal
Dutch  Airlines,  for  $6.75 million,  in
February  1999.  Of the $42.725  million,  TPA
remitted $6.75 million of the sale proceeds to
the affiliate in connection with the
transaction.

The purchase price was paid in cash at closing.
At closing, the   Partnership   received
approximately   $4.9   million representing  its
14.8% share of the cash received  by  TPA, net
of  its share of TPA's closing cost, the amount
of  the obligation owed to the affiliate and
other deductions.

On June 29, 2000, the Partnership paid, 100% to the Limited Partners, a cash distribution which included Taxter sale proceeds of approximately $4.7 million ($26.76 per Unit).
The Partnership retained a portion of the sale proceeds to cover any contingencies that may arise pursuant to the sale and if required, pay administrative expenses and liabilities that may arise while the Partnership winds up its affairs. Any sale proceeds remaining, subsequent to the payment of any contingencies, will be distributed to Limited
Partners only.

The Partnership's share of TPA's gain on the sale of the Taxter property was approximately
$2.5 million; such gain was allocated 100% to Limited Partners.

The partners of TPA each receive cash flow and profits and losses according to their ownership interests.

Summarized balance sheet information of TPA is as follows:

                                       October
                                       31, 2000
                                       1999
Land and buildings, net            $    -
$15,680,607
Other                                  103,101
1,670,760

Total assets                       $   103,101
$17,351,367

Liabilities                        $    10,968 $
214,272
Partners' capital                       92,133
17,137,095

Total liabilities and capital      $   103,101
$17,351,367

Summarized income statements of TPA are as
follows:
                                     Years ended
                                  October 31,
                                  2000     1999
                                  1998
Gain on sale of real estate  $15,700,138       $
-        $ -
Rental income                3,056,084 5,860,022
5,158,170
Other income                    10,398    45,245
67,779

                            18,766,620 5,905,267
5,225,949

Property operating expenses  1,775,441 3,054,679
2,455,628 Depreciation and amortization  349,669
1,238,539 1,241,470

                             2,125,110 4,293,218
3,697,098

Net  income                   $16,641,510
$  1,612,049
$                            1,528,851

Activity in the Partnership's investment in TPA is as follows:

                                     Years ended
                                  October 31,
                                  2000     1999
                                  1998


Investment  at beginning of year      $
2,331,352 $2,373,176
$                            2,572,800
Equity in earnings           2,667,882   238,583
226,269
Distributions               (5,176,175)(321,292)
(521,385)
Additional investments         190,578    40,885
95,492

Investment  at end of year    $  13,637
$2,331,352         $
2,373,176

The accounting policies of TPA are the same as those of the Partnership.

6.  Related Party Transactions

An  affiliate  of  the  Managing  General
Partner  provided property  management  services
for  Taxter  Corporate  Park (through  December
31, 1998),  Glenhardie  I  and  II  (sold April
1998)and  Framingham Corporate Center (sold
December 1997).   The Partnership paid the
affiliate management  fees (included  in
property operating expenses) of approximately
$3,000 and $52,000 for the years ended October
31, 1999  and 1998, respectively.

Another  affiliate of the Managing General
Partner performs administrative functions and processes certain investor transactions and prepares tax information for Partnership. For the years ended October 31, 2000, 1999 and 1998, the affiliate was reimbursed approximately $61,000, $109,000 and $290,000, respectively, for these services. These amounts have been recorded in general and administrative expenses. The 2000 fees are also included in accounts payable and other liabilities as of October 31, 2000.
7.  Summary of Quarterly Results (Unaudited)

                                               Net
                                                 I
                                                 n
                                                 c
                                                 o
                                                 m
                                                 e
                                                 (
                                                 L
                                                 o
                                                 s
                                                 s
                                                 )
                                              Per
                                                U
                                                n
                                                i
                                                t
                                                o
                                                f
                                                l
                                                i
                                                m
                                                i
                                                t
                                                e
                                                d
                Revenue        Net Income     partnership
                                 (Loss)         interest
2000
January 31       $ 65,371      $   14,398        $   0.07
April 30           95,262              25,793        0.13
July 31         2,568,022            2,525,797       14.26
October 31         90,365              32,729        0.21
Total            $2,819,0      $2,598,717        $  14.67
             20


1999
January 31       $507,528      $  225,703        $   1.15
April 30        4,477,257            4,279,280       24.14
July 31            28,697             (3,511)       (0.04)
October 31        430,335             359,775        2.04
Total            $5,443,8      $4,861,247        $  27.29
             17

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

William  B. Smith, age 57, has been an Advisory
Director  of Morgan  Stanley  Dean Witter & Co.,
Inc.  since     July  2000.
From  June  1997  to  July 2000, Mr. Smith  was  a  Managing
Director of Morgan Stanley & Co., Inc. and Co-head of Morgan Stanley Realty Incorporated.
Prior to June 1997, Mr.  Smith was  an
Executive  Vice President of Dean Witter
Reynolds, Inc.  and Director of its Investment
Banking Department  for more than five years.

E.  Davisson  Hardman,  Jr., age 51,  has  been  a  Managing
Director of Morgan Stanley Asia, Ltd. since June
1997.   For more  than  five years before June
1997, Mr. Hardman  was  a Managing Director of
Dean Witter Realty Inc.
Ronald T. Carman, age 49, has been an Assistant
Secretary of Morgan  Stanley  Dean  Witter & Co.
since  June  1997and  a Managing  Director of
Morgan Stanley & Co. Inc.  since  July 1998.
Previously, he was a Senior Vice President and Associate General Counsel of Dean Witter
Reynolds  Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

ITEM 11.  EXECUTIVE COMPENSATION

The   General   Partners  are  entitled  to
receive   cash distributions, when and as cash
distributions  are  made  to the  Limited
Partners, and a share of taxable income or  tax
loss. Descriptions of such distributions and
allocations are in  Item  5  above.   The
General Partners received cash distributions of $210,460 for the year ended October 31, 1998. There were no cash distributions paid to the General Partners for the years ended
October 31, 2000 and 1999.

The  General Partners and their affiliates were
paid certain fees  and  reimbursed  for  certain
expenses.   Information concerning such fees and
reimbursements is contained in Note 6      to
consolidated financial statements in Item 8
above.
The  directors  and  officers of the
Partnership's  Managing General
Partner   received  no   remuneration   from
the
partnership.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                             BENEFICIAL OWNERS
                             AND
          MANAGEMENT
(a)  No  person  is known to the Partnership  to
                     be  the
beneficial owner of more than five percent of the Units.

   (b)  The directors and executive officers of
the Managing General  Partner own the following
Units as  of  January  1, 2001:

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

       DEAN WITTER REALTY INCOME PARTNERSHIP II,
L.P.
                     PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
                 SCHEDULES, AND
         REPORTS ON FORM 8-K
(a)        The following documents are filed as
part of this
Annual          Report:

   1.      Financial  Statements  (see  Index
to  Financial
   Statements filed as part of Item 8 of this Annual Report).

   2.       Financial  Statement  Schedules
(see  Index  to
   Financial  Statements filed as part of  Item
   8  of  this Annual Report).

 3.        Exhibits
           (3)   (a)   Amended  and  Restated
           Agreement  of Limited  Partnership
           dated  as  of  September  6, 1984
           set  forth  in Exhibit A to the
           Prospectus included   in                       Registration
           Statement   Number
           2-93207 is incorporated herein by
reference.

           (b)   Certificate of Limited
           Partnership included in
           Registration  Statement  Number  2-
           93207  is incorporated herein by
           reference.

           (4)   (a)   Amended  and  Restated
           Agreement  of Limited  Partnership
           dated  as  of  September  6, 1984
           set  forth  in Exhibit A to the
           Prospectus
           included   in   Registration
Statement  Number
           2-93207 is incorporated herein by
reference.

           (b)   Certificate of Limited
Partnership included
           in   Registration  Statement  Number
           2-93207  is incorporated herein by
           reference.

           (10)   (a)   Purchase  and  Sale
Agreements  for
            properties  purchased were filed as
            Exhibits  to Form  8-K  on  May  24,
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

       (h)  Purchase and sale Agreement Dated as of
           February 16,
1999 between the Partnership, Dean Witter Realty Income
Partnership III, L.P., and New Plan Excel Realty Trust.
Inc. was filed as exhibit to Form 10Q for the period ended
January 31, 1999 and is incorporated herein by reference.

       (i)  Assignment and Option Agreement dated February
           8, 1999 between Taxter Park Associates and DW
           Taxter Special Corp. was filed as an Exhibit to Form 10-Q for the period ended January 31, 1999 and is incorporated herein by reference

 (j)  (I) Purchase and Sale Agreement Dated as of April 4,
           2000, First Amendment to Purchase and Sale
           Agreement Dated as of May 3, 2000, Second
           Amendment to Purchase and Sale Agreement Dated as of May 11, 2000, Third Amendment to Purchase and Sale Agreement Dated as of May 17, 2000, and
           Forth Amendment to Purchase and Sale Agreement
           Dated as of May 18, 2000 all between Taxter Park
           Associates as Seller, DW Taxter Special Corp. as
           Sublandlord and Mack-Cali Realty Acquisition
           Corp. as purchaser, (II) Termination, Assignment and Recognition Agreement as of May 23, 2000 between Taxter Park Associates, DW Taxter
           Special Corp, Mack-Cali Realty Acquisition Corp.
           and KLM Royal Dutch Airlines and (III)
           Termination Agreement as of May 23, 2000 between
           Taxter Park Associates and DW Taxter Special
           Corp., all filed as exhibits to the Registrant's
           Report on Form 8-K on May 23, 2000 are
           incorporated herein by reference.

   (21) Subsidiaries: Framingham Corporate Center LP, a Massachusetts limited partnership.


(b)Reports on Form 8-K -
  No  Forms  8-K were filed by the Partnership
                   during  the
   last quarter of the period covered by this
                     report.

       DEAN WITTER REALTY INCOME PARTNERSHIP II,
                        L.P. SCHEDULE III

(A) Reconciliation of real estate owned at October 31:


   2000                         1999      1998
Balance at beginning of period    $    -       $
   15,073,698 $                      33,923,086
Additions (deletions) during period:
 Improvements                    -      189,072
                     489,976
  Real estate sold                 -    (15,262,770)
                           (
19,339,364)

Balance at end of period     $    -    $     -
$15,073,698

(B) Reconciliation of accumulated depreciation:
   2000                         1999      1998
Balance at beginning of period    $    -       $  4,727,834$
12,757,533
Additions (deletions) during
   period:
 Depreciation expense            -      113,395     548,902
        Real estate sold                 -    (4,841,229)
                           (8,578,601)

 Balance end of period       $    -    $     -    $4,727,834

         DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
                           SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



By: Dean Witter Realty Income Properties II Inc.
    Managing General Partner

By:  /s/E.  Davisson Hardman, Jr.              Date:
January  26, 2001
    E. Davisson Hardman, Jr.
    President

By:  /s/Raymond E. Koch                       Date:
January  26,
2001   Raymond E. Koch
    Controller
    (Principal Financial and Accounting Officer)

Pursuant  to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES II INC.
Managing General Partner

/s/William B. Smith                          Date:
January 26,
2001
William B. Smith
Chairman of the Board of Directors

/s/E.  Davisson Hardman, Jr.                  Date:
January  26, 2001
E. Davisson Hardman, Jr.
Director

/s/Ronald  T. Carman                          Date:
January  26,
2001
Ronald T. Carman
Director