Form 10-Q
period 2001-01-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 2001-03-16
CIK 752744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the period ended January
                    31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period
                    from ________ to ________.



                         Commission File Number: 0-18150


                DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
                ----------------------------------------------
       (Exact name of registrant as specified in governing instrument)



Delaware                                                   13-3244091
----------------------                         ---------------------------------
(State of organization)                        (IRS Employer Identification No.)



2 World Trade Center, New York, NY                                     10048
----------------------------------------                          --------------
 (Address of principal executive offices)                           (Zip Code)



Registrant's telephone number, including area code:               (212) 392-2974
                                                                  --------------



Former name, former address and former fiscal year, if changed since last report: not applicable



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes |X|   No | |

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1.  Financial Statements
         --------------------


                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                 BALANCE SHEETS



                                                 January 31,      October 31,
                                                    2001             2000
--------------------------------------------------------------------------------

                                     ASSETS

Cash and cash equivalents                       $ 1,323,121       $ 1,316,641

Investment in joint venture                           4,159            13,637

Other assets                                          8,730             2,066
--------------------------------------------------------------------------------

                                                $ 1,336,010       $ 1,332,344
================================================================================


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities          $   283,591       $   263,462
--------------------------------------------------------------------------------

Partners' capital (deficiency):
  General partners                               (5,433,334)       (5,431,688)
  Limited partners ($1,000 per Unit,
    177,023 Units issued)                         6,485,753         6,500,570
--------------------------------------------------------------------------------

Total partners' capital                           1,052,419         1,068,882
--------------------------------------------------------------------------------

                                                $ 1,336,010       $ 1,332,344
================================================================================



                See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                            STATEMENTS OF OPERATIONS

                  Three months ended January 31, 2001 and 2000



                                                     2001               2000
--------------------------------------------------------------------------------

Revenues:
   Equity in earnings of joint venture           $       81        $   48,131
   Interest and other                                17,833            17,240
--------------------------------------------------------------------------------

                                                     17,914            65,371
--------------------------------------------------------------------------------

Expenses:
   Property operating                                (9,995)                -
   General and administrative                        44,372            50,973
--------------------------------------------------------------------------------

                                                     34,377            50,973
--------------------------------------------------------------------------------

Net (loss) income                                $  (16,463)       $   14,398
================================================================================

Net (loss) income allocated to:
   Limited partners                              $  (14,817)       $   12,958
   General partners                                  (1,646)            1,440
--------------------------------------------------------------------------------

                                                 $  (16,463)       $   14,398
--------------------------------------------------------------------------------

Net (loss) income per Unit of limited            $    (0.08)       $     0.07
partnership interest
--------------------------------------------------------------------------------






                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                       Three months ended January 31, 2001


                                       Limited         General
                                       Partners        Partners          Total
--------------------------------------------------------------------------------

Partners' capital (deficiency)
   at November 1, 2000               $ 6,500,570     $(5,431,688)   $ 1,068,882

Net loss                                 (14,817)         (1,646)       (16,463)
--------------------------------------------------------------------------------

Partners' capital (deficiency)
   at January 31, 2001               $ 6,485,753     $(5,433,334)   $1,052,419

================================================================================






                 See accompanying notes to financial statements.

                DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                            STATEMENTS OF CASH FLOWS

                 Three months ended January 31, 2001 and 2000



                                                   2001                2000
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net (loss) income                             $  (16,463)       $    14,398
  Adjustments to reconcile net (loss)
    income to net cash used in operating
    activities:
      Equity in earnings of Taxter joint
        venture                                        (81)           (48,131)
      Increase in other assets                      (6,664)           (50,246)
      Increase in accounts payable and other
        liabilities                                 20,129              4,052
--------------------------------------------------------------------------------

      Net cash used in operating
        activities                                  (3,079)           (79,927)
--------------------------------------------------------------------------------

Cash flows from investing activities:
  Distributions from Taxter joint venture            9,559            111,771
  Investments in Taxter joint venture                    -             (5,251)

--------------------------------------------------------------------------------

      Net cash provided by investing
        activities                                   9,559            106,520
--------------------------------------------------------------------------------

Increase in cash and cash equivalents                6,480             26,593

Cash and cash equivalents at beginning of
  period                                         1,316,641          1,409,281
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period       1,323,121          1,435,874
================================================================================






                 See accompanying notes to financial statements.

                DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                          Notes to Financial Statements



1.    The Partnership
      ---------------

Dean Witter Realty Income Partnership II, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1984. The Partnership's fiscal year ends on October 31.

The Partnership's last remaining property investment was its 14.8% interest in the partnership ("TPA") which owned Taxter Corporate Park. TPA sold the Taxter property on May 23, 2000, and this sale has effectuated the dissolution of the Partnership. However, the Partnership can't wind up its affairs, and distribute the balance of the Partnership's cash reserves, until TPA terminates its operations (see Note 2). The Managing General Partner plans to terminate the Partnership in 2001.

The equity method of accounting had been applied to the Partnership's 14.8% interest in TPA because of the Partnership's continuing ability to exert significant influence over TPA.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax reporting purposes.

Net (loss) income per Unit of limited partnership interest amounts are calculated by dividing net (loss) income allocated to Limited Partners by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the results for the interim period.

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 2000. Operating results of interim periods may not be indicative of the operating results for the entire year.

                DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                          Notes to Financial Statements

2.    Investment in Joint Venture
      ---------------------------

The Partnership understands that TPA has certain operating issues that TPA must resolve, both with the buyer of the Taxter property and other third parties, before TPA can terminate its operations. Resolution of these issues is not anticipated to require any significant funding from the Partnership.

Summarized income statements of TPA are as follows:


                                               Quarter ended January 31,
                                               2001                 2000
--------------------------------------------------------------------------------

Revenues                                     $     544            $1,336,759

Expenses                                             -             1,011,552
--------------------------------------------------------------------------------

Net income                                   $     544             $ 325,207
--------------------------------------------------------------------------------

3.    Related Party Transactions
      --------------------------

An affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the three months ended January 31, 2001 and 2000, the Partnership incurred approximately $15,300 and $27,000, respectively, for these services. These amounts have been recorded in general and administrative expenses. At January 31, 2001, accounts payable and other liabilities include approximately $75,000 due to the affiliate for services it performed for the Partnership in 2000 and 2001.

4.    Subsequent Event
      ----------------

On February 27, 2001, the Partnership distributed, 100% to Limited Partners, $602,000 ($3.40 per Unit), which represents the remaining balance of previously undistributed proceeds from the sales of the Taxter, Pavilions at East Lake and Glenhardie properties (sold 2000, 1999, and 1998, respectively).

                DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
            ---------------------------------------------------------------


Liquidity and Capital Resources
-------------------------------

As discussed in Note 1 to the Financial Statements, the partnership ("TPA") which owned the Taxter office property sold the property on May 23, 2000. The Partnership's interest in TPA was the Partnership's only remaining property interest. The Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which the Taxter property was sold. The Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State in 2001.

As discussed in Note 4 to the Financial Statements, on February 27, 2001, the Partnership paid, to Limited Partners only, a distribution of $3.40 per Unit. The Partnership believes that its cash reserves are adequate for its needs until it is terminated.

Except as discussed above and in the Financial Statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations
----------

Fluctuations in the Partnership's operating results for the three month periods ended January 31, 2001 compared to 2000 are primarily attributable to the following:

The decrease in equity in earnings of joint venture in 2001 is due to the loss of operating income from TPA after its sale of the Taxter property in May 2000.

The negative property operating expense in 2001 was caused by the collection of a tenant receivable which was previously written off by the Partnership.

There were no other individually significant factors which caused changes in revenues or expenses.

                DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

Inflation
---------

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

                DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.


PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

            a)    Exhibits

                  None

            b)    Reports on Form 8-K

                  None

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


                                       DEAN WITTER REALTY INCOME
                                          Partnership II, L.P.


                                       By:  Dean Witter Realty Income
                                            Properties II Inc.
                                            Managing General Partner


Date: March 16, 2001                   By:  /s/ E. Davisson Hardman, Jr.
                                            ----------------------------------
                                            E. Davisson Hardman, Jr.
                                            President


Date: March 16, 2001                   By:  /s/ Raymond E. Koch
                                            ----------------------------------
                                            Raymond E. Koch
                                            Principal Financial and
                                            Accounting Officer