Form 10-Q
period 2001-04-30
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 2001-06-12
CIK 752744

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended April 30, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________.

                         Commission File Number: 0-18150


                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
         ---------------------------------------------------------------
         (Exact name of registrant as specified in governing instrument)



       Delaware                                  13-3244091
----------------------               ---------------------------------
(State of organization)              (IRS Employer Identification No.)




   2 World Trade Center, New York, NY              10048
---------------------------------------          ----------
(Address of principal executive offices)         (Zip Code)



Registrant's telephone number, including area code: (212) 392-2974
                                                    --------------



Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [ ]

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1.  Financial Statements

                DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                 BALANCE SHEETS

                                                 April 30,       October 31,
                                                   2001              2000
-----------------------------------------------------------------------------
                                     ASSETS

Cash and cash equivalents                       $   638,656       $1,316,641

Investment in joint venture                           4,159          13,637

Other assets                                          8,863           2,066
------------------------------------------------------------------------------

                                                $   651,678       $1,332,344
==============================================================================




                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities          $   250,376       $  263,462
------------------------------------------------------------------------------

Partners' capital (deficiency):
  General partners                               (5,438,258)      (5,431,688)
  Limited partners ($1,000 per Unit,
      177,023 Units issued)                       5,839,560        6,500,570
------------------------------------------------------------------------------

   Total partners' capital                          401,302        1,068,882
------------------------------------------------------------------------------

                                                $   651,678       $1,332,344
==============================================================================

                See accompanying notes to financial statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                            STATEMENTS OF OPERATIONS

               Three and six months ended April 30, 2001 and 2000



                                                         Three months ended                  Six months ended
                                                              April 30,                           April 30,
                                                       2001              2000             2001            2000
-------------------------------------------------------------------------------------------------------------------------

Revenues:
  Equity in earnings of joint venture              $     -            $ 78,739          $     81          $126,870
  Interest and other                                  7,887             16,523            25,720            33,763
-------------------------------------------------------------------------------------------------------------------------

                                                      7,887             95,262            25,801           160,633
-------------------------------------------------------------------------------------------------------------------------

Expenses:
   Property operating                                    -                 -              (9,995)             -
   General and administrative                        57,126             69,469           101,498           120,442
-------------------------------------------------------------------------------------------------------------------------

                                                     57,126             69,469            91,503           120,442
-------------------------------------------------------------------------------------------------------------------------

Net (loss)income                                   $(49,239)          $ 25,793          $(65,702)         $ 40,191
=========================================================================================================================

Net (loss)income allocated to:
  Limited partners                                 $(44,315)          $ 23,214          $(59,132)         $ 36,172
  General partners                                   (4,924)             2,579            (6,570)            4,019
-------------------------------------------------------------------------------------------------------------------------

                                                   $(49,239)            25,793          $(65,702)           40,191
=========================================================================================================================

Net (loss)income per Unit of
  limited partnership interest                     $  (0.25)          $   0.13          $  (0.33)         $   0.20
=========================================================================================================================


                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                         Six months ended April 30, 2001



                                                         Limited            General
                                                         Partners           Partners           Total
------------------------------------------------------------------------------------------------------------

Partners' capital (deficiency)
   at November 1, 2000                                 $6,500,570        $(5,431,688)     $ 1,068,882

Net loss                                                  (59,132)            (6,570)         (65,702)

Cash distribution                                        (601,878)               -           (601,878)
------------------------------------------------------------------------------------------------------------

Partners' capital (deficiency)
   at April 30, 2001                                   $5,839,560        $(5,438,258)      $  401,302
============================================================================================================



                 See accompanying notes to financial statements.

                DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                            STATEMENTS OF CASH FLOWS

                   Six months ended April 30, 2001 and 2000



                                                                                    2001                 2000
-------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net (loss)income                                                              $  (65,702)           $   40,191
    Adjustments to reconcile net (loss) income to net cash
      used in operating activities:
         Equity in earnings of Taxter joint venture                                     (81)             (126,870)
         Increase in other assets                                                    (6,797)              (62,379)
         (Decrease) increase in accounts payable and
            other liabilities                                                       (13,086)               40,747
-------------------------------------------------------------------------------------------------------------------

           Net cash used in operating activities                                    (85,666)             (108,311)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Distributions from Taxter joint venture                                           9,559               141,087
    Investments in Taxter joint venture                                                 -                (185,097)
-------------------------------------------------------------------------------------------------------------------

                Net cash provided by (used in)
                  investing activities                                                9,559               (44,010)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Cash distributions                                                             (601,878)                  -
-------------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                              (677,985)             (152,321)

Cash and cash equivalents at beginning of period                                  1,316,641             1,409,281
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                       $  638,656            $1,256,960
===================================================================================================================


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

Summarized income statements of TPA are as follows:

                             Three months                  Six months
                           ended April 30,              ended April 30,
                         2001             2000        2001           2000
------------------------------------------------------------------------------

Revenues               $   -        $1,332,700      $  544       $2,669,459

Expenses                   -           800,675         -          1,812,227
------------------------------------------------------------------------------

Net income             $   -        $  532,025      $  544       $  857,232
==============================================================================


3.   Related Party Transactions
     ---------------------------

An affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the six months ended April 30, 2001 and 2000, the Partnership incurred approximately $31,000 and $54,000, respectively, for these services. These amounts have been recorded in general and administrative expenses. The 2001 fees are also included in accounts payable and other liabilities as of April 30, 2001.

4.   Cash Distribution
     ------------------

On February 27, 2001, the Partnership distributed, 100% to Limited Partners, $602,000 ($3.40 per Unit), which represents the remaining balance of previously undistributed proceeds from the sales of the Taxter, Pavilions at East Lake and Glenhardie properties (sold 2000, 1999, and 1998, respectively).

                DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------

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

Operations
----------

Fluctuations in the Partnership's operating results for the three and six month periods ended April 30, 2001 compared to 2000 are primarily attributable to the following:

The decreases in equity in earnings of joint venture in 2001 are due to the loss of operating income from TPA after its sale of the Taxter property in May 2000.

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


                                    DEAN WITTER REALTY INCOME
                                      Partnership II, L.P.

                                By: Dean Witter Realty Income
                                        Properties II Inc.
                                     Managing General Partner


Date:  June 12, 2001         By: /s/ E. Davisson Hardman, Jr.
                                 ---------------------------
                                 E. Davisson Hardman, Jr.
                                 President


Date:  June 12, 2001         By: /s/ Raymond E. Koch
                                 -------------------
                                 Raymond E. Koch
                                 Principal Financial and
                                       Accounting Officer