Form 10-Q
period 2001-07-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 2001-09-14
CIK 752744

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended July 31, 2001

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number: 0-18150

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
                 ----------------------------------------------
         (Exact name of registrant as specified in governing instrument)


      Delaware                                  13-3244091
      ----------                      ----------------------------

(State of organization)             (IRS Employer Identification No.)

   2 World Trade Center, New York, NY                  10048
----------------------------------------             -------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code: (800) 829-8585
                                                    --------------

Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes     X     No
                                             -------     ---------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                 BALANCE SHEETS

                                                                              July 31,         October 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                                                2001               2000

                                     ASSETS

Cash and cash equivalents                                                    $   646,885        $1,316,641

Investment in joint venture                                                        4,159            13,637

Other assets                                                                       3,878             2,066
---------------------------------------------------------------------------------------------------------------------------------

                                                                             $   654,922        $1,332,344
=================================================================================================================================


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities                                       $   302,062        $  263,462
---------------------------------------------------------------------------------------------------------------------------------

Partners' capital (deficiency):
   General partners                                                           (5,443,102)       (5,431,688)
   Limited partners ($1,000 per Unit,
      177,023 Units issued)                                                    5,795,962         6,500,570
---------------------------------------------------------------------------------------------------------------------------------

     Total partners' capital                                                     352,860         1,068,882
---------------------------------------------------------------------------------------------------------------------------------

                                                                             $   654,922        $1,332,344
=================================================================================================================================

                See accompanying notes to financial statements.

                DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                           STATEMENTS OF OPERATIONS

              Three and nine months ended July 31, 2001 and 2000

                                                                   Three months ended                   Nine months ended
                                                                        July 31,                            July 31,
                                                                        --------                            --------
                                                                   2001            2000               2001            2000
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Equity in earnings of joint
     venture                                                  $      --         $ 2,522,015       $        81       $ 2,648,885
  Interest and other                                                4,062            46,007            29,782            79,770
-------------------------------------------------------------------------------------------------------------------------------

                                                                    4,062         2,568,022            29,863         2,728,655
-------------------------------------------------------------------------------------------------------------------------------

Expenses:
   Property operating                                              (2,680)             --             (12,675)             --
   General and administrative                                      55,184            42,225           156,682           162,667
-------------------------------------------------------------------------------------------------------------------------------

                                                                   52,504            42,225           144,007           162,667
-------------------------------------------------------------------------------------------------------------------------------

Net (loss)income                                              $   (48,442)      $ 2,525,797       $  (114,144)      $ 2,565,988
===============================================================================================================================

Net (loss)income allocated to:
  Limited partners                                            $   (43,598)      $ 2,523,873       $  (102,730)      $ 2,560,045
  General partners                                                 (4,844)            1,924           (11,414)            5,943
-------------------------------------------------------------------------------------------------------------------------------

                                                              $   (48,442)      $ 2,525,797       $  (114,144)      $ 2,565,988
===============================================================================================================================

  Net (loss)income per Unit of limited
  partnership interest                                        $     (0.25)      $     14.26       $     (0.58)      $     14.46
===============================================================================================================================

                See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                         Nine months ended July 31, 2001

                                                                 Limited                  General
                                                                 Partners                 Partners                   Total
-----------------------------------------------------------------------------------------------------------------------------
Partners' capital (deficiency)
   at November 1, 2000                                          $ 6,500,570              $(5,431,688)             $ 1,068,882

Net loss                                                           (102,730)                 (11,414)                (114,144)

Cash distribution                                                  (601,878)                    --                   (601,878)
-----------------------------------------------------------------------------------------------------------------------------
Partners' capital (deficiency)
   at July 31, 2001                                             $ 5,795,962              $(5,443,102)             $   352,860
=============================================================================================================================

                See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                            STATEMENTS OF CASH FLOWS

                    Nine months ended July 31, 2001 and 2000

                                                                                               2001                   2000
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net (loss) income                                                                       $  (114,144)             $ 2,565,988
    Adjustments to reconcile net (loss) income to net
      cash used in operating activities:
         Equity in earnings of Taxter joint venture                                                (81)              (2,648,885)
       Increase in other assets                                                                 (1,812)                 (23,477)
       Decrease in accounts payable and
          other liabilities                                                                     38,600                   78,655
--------------------------------------------------------------------------------------------------------------------------------
           Net cash used in operating activities                                               (77,437)                 (27,719)
--------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

    Distributions from Taxter joint venture                                                      9,559                5,136,229
  Investments in Taxter joint venture                                                             --                   (190,578)
--------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by
             investing activities                                                                9,559                4,945,651
--------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Cash distributions                                                                        (601,878)              (5,133,667)
--------------------------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                                         (669,756)                (215,735)

Cash and cash equivalents at beginning of period                                             1,316,641                1,409,281
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $   646,885              $ 1,193,546
================================================================================================================================

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

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the gain on sale of the Taxter property included in equity in earnings in 2000, such adjustments consist only of normal recurring accruals.

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

Summarized income statements of TPA are as follows:

                                                         Three months                                   Nine months
                                                         ended July 31,                                 ended July 31,
                                                   2001                   2000                   2001                    2000
-------------------------------------------------------------------------------------------------------------------------------
Operating income                               $      --              $   395,751            $       544            $ 3,065,210

Gain on sale of
 real estate                                          --               15,551,472                   --               15,551,472
-------------------------------------------------------------------------------------------------------------------------------
                                                      --               15,947,223                    544             18,616,682

Expenses                                              --                  291,300                   --                2,103,527
-------------------------------------------------------------------------------------------------------------------------------
Net income                                     $      --              $15,655,923            $       544            $16,513,155
===============================================================================================================================

3. Related Party Transactions
   --------------------------

An affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the nine months ended July 31 2001 and 2000, the Partnership incurred approximately $46,000 and $81,000, respectively, for these services. These amounts have been recorded in general and administrative expenses. The 2001 fees are also included in accounts payable and other liabilities as of July 31, 2001.

4. Cash Distribution
   -----------------

On February 27, 2001, the Partnership distributed, 100% to Limited Partners, approximately $602,000 ($3.40 per Unit), which represents the remaining balance of previously undistributed proceeds from the sales of the Taxter, Pavilions at East Lake and Glenhardie properties (sold 2000, 1999, and 1998, respectively).


                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

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

Operations
----------

Fluctuations in the Partnership's operating results for the three and nine month periods ended July 31, 2001 compared to 2000 are primarily attributable to the following:

The decreases in equity in earnings of joint venture in 2001 are due to the loss of operating income from TPA after its sale of the Taxter property in May 2000. Also, the Partnership's share of the gain on sale of the Taxter property (approximately $2.5 million) was included in the equity in earnings of joint venture amounts in 2000.

The decreases in interest and other revenues in 2001 compared to 2000 were primarily due to the absence of third quarter 2000 interest earned on the Taxter sale proceeds until such proceeds were distributed to Limited Partners.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.


The negative property operating expenses in 2001 were primarily caused by the collection of tenant receivables which were previously written off by the Partnership.

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

                                    DEAN WITTER REALTY INCOME
                                      Partnership II, L.P.

                                By: Dean Witter Realty Income
                                    Properties II Inc.
                                    Managing General Partner

Date:  September 11, 2001       By: /s/E. Davisson Hardman, Jr.
                                    ---------------------------
                                    E. Davisson Hardman, Jr.
                                    President

Date:  September 11, 2001       By: /s/Raymond E. Koch
                                    ------------------
                                    Raymond E. Koch
                                    Vice President, Assistant
                                    Secretary and Controller
                                    (Principal Financial and
                                    Accounting Officer)