Form 10-K
period 2001-10-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 2002-01-28
CIK 752744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2001

                                       OR

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number 0-18150

             DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
             ----------------------------------------------
         (Exact name of registrant as specified in its charter)

       Delaware                                          13-3244091
- -----------------------                       ---------------------------------
(State of organization)                       (IRS Employer Identification No.)

    1221 Avenue of the Americas, New York, NY                          10020
- -----------------------------------------------                     -----------
    (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:              (800) 829-8585
                                                                 ---------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
- -------------------                   -----------------------------------------
       None                                             None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X            No
   --------------       ---------------

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


                   DOCUMENTS INCORPORATED BY REFERENCE

                                  None

                                     PART I.

ITEM 1.     BUSINESS
- ------      --------

The Registrant, Dean Witter Realty Income Partnership II, L.P. (the "Partnership"), is a limited partnership formed in September 1984 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing primarily in income-producing office and retail properties.

The Managing General Partner of the Partnership is Dean Witter Realty Income Properties II Inc. (the "Managing General Partner"), a Delaware corporation which is wholly-owned by Dean Witter Realty Inc. ("Realty"). The Associate General Partner is Dean Witter Realty Income Associates II, L.P. (the "Associate General Partner"), a Delaware limited partnership, the general partner of which is Dean Witter Realty Income Associates II Inc., a wholly-owned subsidiary of the Managing General Partner. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth in Note 6 to the financial statements in Item 8 and in Item 13 below.

The Partnership issued 177,023 units of limited partnership interest (the "Units") with gross proceeds from the offering of $177,023,000. The offering has been terminated and no additional Units will be sold.

The proceeds from the offering were used to make equity investments in five office properties and three retail properties, all of which were acquired without mortgage debt. As of May 23, 2000, the Partnership had sold all of its property investments.

The Partnership Agreement provides that the Partnership shall dissolve upon the sale of the Partnership's last property investment, and that dissolution shall be effective on the day on which the event arises giving rise to the dissolution. Accordingly, the Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which Taxter Corporate Park, the last property investment was sold. The Partnership owned its 14.8% interest in the Taxter property through a joint venture, and the Partnership can't wind up its affairs and distribute the balance of the Partnership's cash reserves until the joint venture terminates its operations (see Note 5 to the financial statements in Item 8). The Managing General

Partner plans to terminate the Partnership as soon as possible in 2002.

The Partnership considered its business to include one industry segment, investment in real property. Financial information regarding the Partnership is in the Partnership's financial statements in Item 8 below.

The Partnership has no employees.

All of the Partnership's business is conducted in the United States.

ITEM 2.     PROPERTIES
- ------      ----------

The Partnership's principal offices are located at 1221 Avenue of the Americas, New York, New York 10020. The Partnership has no other offices.

As of October 31, 2001, the Partnership did not own any property investments.

In May 2000, the joint venture which owned the Taxter Corporate Park sold the property, which is located in Westchester, New York.

Further information relating to the Partnership's properties is included in footnotes 4 and 5 to the financial statements included in Item 8 below.

ITEM 3.     LEGAL PROCEEDINGS
- ------      -----------------

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------      ---------------------------------------------------

No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.

                                    PART II.

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
- ------      ---------------------------------------------
            RELATED STOCKHOLDER MATTERS
            ---------------------------

An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow its limited partners (the "Limited Partners") to transfer their Units if a suitable buyer can be located.

As of December 31, 2001, there were 24,161 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

Sale proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment. To date, the General Partners have not received any distributions of sale proceeds or brokerage fees.

As discussed in Item 1, the Partnership plans to make its final distribution of previously undistributed cash reserves as soon as possible in fiscal year 2002.

During the year ended October 31, 2001, the Partnership distributed, 100% to Limited Partners, $601,878 ($3.40 per Unit) which represented the remaining balance of previously undistributed proceeds from the sales of the Taxter, Pavilions at East Lake and Glenhardie properties (sold 2000, 1999 and 1998, respectively).

The Partnership paid cash distributions during the year ended October 31, 2000 aggregating $29.00 per Unit, consisting of $26.76 per Unit from a portion of the Partnership's share of the net proceeds from the sale of the Taxter Corporate Park property and $2.24 per Unit from a portion of previously undistributed proceeds from the sales of the Pavilions at East Lake and Glenhardie properties. The total distribution, paid 100% to the Limited Partners, amounted to $5,133,667.

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

ITEM 6.     SELECTED FINANCIAL DATA
- ------      -----------------------

The following sets forth a summary of selected financial data for the
Partnership:

                                    For the years ended October 31,
                                    -------------------------------
                            2001        2000(1)      1999(2)      1998(3)      1997(4)
- ----------------------------------------------------------------------------------------

Total revenues          $   32,905    $2,819,020   $5,443,817   $22,214,571  $29,219,973

Net (loss) income       $  (55,004)   $2,598,717   $4,861,247   $20,110,183  $19,021,129

Net (loss) income
  per Unit of
  limited partner-
  ship interest         $    (0.28)   $    14.67   $    27.29   $    113.03  $    105.21

Cash distributions
  paid per Unit of
  limited partner-
  ship interest 5,6     $     3.40    $    29.00   $    82.92   $    261.71  $    390.23

Total assets at
  October 31            $  657,164    $1,332,344   $3,797,814   $13,797,232  $40,963,845

(1) Revenues and net income include $2.5 million, the Partnership's share of the gain on the sale of the Taxter property and $0.1 million, an additional gain on the 1999 sale of the Pavilions at East Lake property.

(2) Revenues and net income include gains of $2.8 million on the sale of the Pavilions at East Lake property and additional gains totaling $1.5 million from the sales of the Wallkill Plaza and Glenhardie properties (sold in prior years).

(3) Revenues and net income include gains of $19.1 million on the sales of the Framingham and Glenhardie properties.

(continued)

(4) Revenues and net income include gains of $17.2 million on the sales of the United Services Life Building and the Century Square office building.

(5) Distributions paid to limited partners include returns of capital per Unit of limited partnership interest of $3.40, $14.32, $55.63, $148.68 and $332.99 for the years ended October 31, 2001, 2000, 1999, 1998 and 1997, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

(6)  Include distributions of proceeds from sales of real estate as follows:
     2001 - $3.40; 2000 - $29.00; 1999 - $82.92; 1998 - $251.01; 1997 - $356.04.

The above financial data should be read in conjunction with the financial statements and the related notes in Item 8.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ------      -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------

Liquidity and Capital Resources

As a result of the September 11, 2001 destruction of the World Trade Center, the Partnership changed the location of its principal offices to 1221 Avenue of the Americas, New York, NY, 10020.

The 2 World Trade Center address was the location of management and administration of the Partnership; the Partnership did not hold any of its assets at this location. The Managing General Partner does not expect that the tragedy will adversely affect the operations of the Partnership.

The Partnership raised $177,023,000 in a public offering which was terminated in 1985. The Partnership has no plans to raise additional capital.

The Partnership purchased five properties and made three investments in partnerships on an all-cash basis. No additional investments are planned.

As discussed in Note 5 to the financial statements in Item 8, the joint venture ("TPA") which owned the Taxter office property sold the property on May 23, 2000. The Partnership's interest in TPA was the Partnership's only remaining property interest. The Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which the Taxter property was sold. The Partnership owned its 14.8% interest in the Taxter property through a joint venture, and the Partnership will not be able to wind up its affairs and distribute the balance of the Partnership's cash reserves until the joint venture terminates its operations. The Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State as soon as possible in 2002.

As discussed in Notes 4 and 5 to the financial statements, on February 27, 2001, the Partnership paid, to Limited Partners only, a distribution of $3.40 per Unit. The Partnership believes that its cash reserves are adequate for its needs until it is terminated.

Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations
- ----------

Fluctuations in the Partnership's operating results for the year ended October 31, 2001 compared to 2000 and for the year ended October 31, 2000 compared to 1999 are primarily attributable to the following:

The Partnership's equity in earnings of joint venture was higher in 2000 than in 2001 and 1999 due to the Partnership's share of the gain on sale of the Taxter property (approximately $2.5 million). The decrease in equity in earnings of joint venture in 2001 compared to 2000 was also due to the loss of operating income from TPA after its sale of the Taxter property in May 2000.

In 2000, the gain on sale of real estate resulted from contingent proceeds received in 2000 from the 1999 sale of the Pavilions at East Lake property.

In 1999, the gains on sales of real estate resulted from the sale of the Pavilions at East Lake property (approximately $2,827,000), the receipt of proceeds from the contingent promissory note in connection with the 1996 sale of the Wallkill Plaza property ($1,200,000) and the return of the escrow deposit resulting from the 1998 sale of the Glenhardie properties ($293,000). See Note 4 to the financial statements.

As a result of the sale of the Pavilions at East Lake property, there was no rental income, property operating expenses and depreciation and amortization expenses in 2000 and 2001.

The decrease in interest and other revenues in 2001 compared to 2000 was primarily due to interest earned on the Taxter sale proceeds during 2000 until such proceeds were distributed to Limited Partners.

Interest and other income in 1999 was higher than such income in 2000 because of the interest earned on the Wallkill Plaza promissory note and the Glenhardie escrow deposit in 1999.

The negative property operating expenses in 2001 were primarily caused by the collection of tenant receivables which were previously written off by the Partnership.

General and administrative expenses decreased in 2001 compared to 2000 primarily due to the decreased level of Partnership activities while the Partnership winds up its affairs.

There were no other individually significant factors which caused changes in revenue and expenses.

Inflation
- ---------

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 7A.    QUANTITATIVE AND QUALITITATIVE DISCLOSURES ABOUT
- -------     -------------------------------------------------
            MARKET RISK
            -----------

            Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------   -------------------------------------------


                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                      INDEX




(a) Financial Statements

Independent Auditors' Report
Balance Sheets at October 31, 2001 and 2000
Statements of Operations for the years ended
  October 31, 2001, 2000 and 1999
Statements of Partners' Capital for the
  years ended October 31, 2001, 2000 and 1999
Statements of Cash Flows for the years
  ended October 31, 2001, 2000 and 1999
Notes to Financial Statements




(b) Financial Statement Schedule

III. Real Estate and Accumulated Depreciation







All schedules other than that indicated above have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.

Independent Auditors' Report





To The Partners of
Dean Witter Realty Income Partnership II, L.P.:


We have audited the accompanying balance sheets of Dean Witter Realty Income Partnership II, L.P. (the "Partnership") as of October 31, 2001 and 2000 and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended October 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Income Partnership II, L.P. as of October 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, during the year ended October 31, 2000, the Partnership sold its remaining property investment, which effectuated the dissolution of the Partnership. The Partnership is in the process of winding up its affairs, and it plans to distribute the Partnership's previously undistributed cash reserves, and terminate.

                               /s/Deloitte & Touche LLP

                               DELOITTE & TOUCHE LLP

New York, New York
January 22, 2002

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                 BALANCE SHEETS

                                                             October 31,
                                                             -----------
                                                        2001           2000
- --------------------------------------------------------------------------------

                                     ASSETS

Cash and cash equivalents                            $   649,235    $ 1,316,641

Investment in joint venture                                4,159         13,637

Other assets                                               3,770          2,066
- --------------------------------------------------------------------------------

                                                     $   657,164    $ 1,332,344
================================================================================

                        IABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities               $   245,164    $   263,462
                                                                    -----------

Partners' capital (deficiency)
  General partners                                    (5,437,188)    (5,431,688)
  Limited partners ($1,000 per Unit, 177,023 units
   issued)                                             5,849,188      6,500,570
- --------------------------------------------------------------------------------

Total partners' capital                                  412,000      1,068,882
- --------------------------------------------------------------------------------

                                                     $   657,164    $ 1,332,344
================================================================================

                      See accompanying notes to financial statements.

                            STATEMENTS OF OPERATIONS

               For the years ended October 31, 2001, 2000 and 1999

                                                2001         2000         1999
- ---------------------------------------------------------------------------------
Revenues:
   Rental                                $      --      $      --     $   551,241
   Gains on sales of real estate                --           54,657     4,320,001
   Equity in earnings of joint venture            81      2,667,882       238,583
   Interest and other                         32,824         96,481       333,992
- ---------------------------------------------------------------------------------

                                              32,905      2,819,020     5,443,817
- ---------------------------------------------------------------------------------

Expenses:
   Property operating                        (12,675)          --         248,910
   Depreciation                                 --             --         113,395
   Amortization                                 --             --          17,074
   General and administrative                100,584        220,303       203,191
- ---------------------------------------------------------------------------------

                                              87,909        220,303       582,570
- ---------------------------------------------------------------------------------

Net (loss) income                        $   (55,004)   $ 2,598,717   $ 4,861,247
=================================================================================

Net (loss) income allocated to:
   Limited partners                      $   (49,504)   $ 2,597,167   $ 4,831,745
   General partners                           (5,500)         1,550        29,502
- ---------------------------------------------------------------------------------

                                         $   (55,004)   $ 2,598,717   $ 4,861,247
=================================================================================

Net (loss) income per Unit of limited
   partnership interest                  $     (0.28)   $     14.67   $     27.29
=================================================================================




                 See accompanying notes to financial statements.

                         STATEMENTS OF PARTNERS' CAPITAL

               For the years ended October 31, 2001, 2000 and 1999



                                         Limited        General
                                        Partners       Partners        Total
- ---------------------------------------------------------------------------------

Partners' capital (deficiency) at
   November 1, 1998                 $ 18,884,072    $ (5,462,740) $   13,421,332

   Net income                          4,831,745          29,502       4,861,247

   Cash distributions                (14,678,747)           --       (14,678,747)
- ---------------------------------------------------------------------------------

Partners' capital (deficiency) at
   October 31, 1999                    9,037,070      (5,433,238)      3,603,832

   Net income                          2,597,167           1,550       2,598,717

   Cash distributions                 (5,133,667)           --        (5,133,667)
- ---------------------------------------------------------------------------------

Partners' capital (deficiency) at
   October 31, 2000                    6,500,570      (5,431,688)      1,068,882
- ---------------------------------------------------------------------------------

   Net loss                              (49,504)         (5,500)        (55,004)
- ---------------------------------------------------------------------------------

   Cash distributions                   (601,878)           --          (601,878)
- ---------------------------------------------------------------------------------
Partners' capital (deficiency) at
   October 31, 2001                 $  5,849,188    $ (5,437,188) $      412,000
=================================================================================



                 See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS

               For the years ended October 31, 2001, 2000 and 1999

                                                  2001                        2000           1999
- -----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net (loss) income                          $    (55,004)              $  2,598,717    $  4,861,247
   Adjustments to reconcile net (loss)
     income to net cash (used in) provided
     by operating activities:
     Gains on sales of real estate                    --                      (54,657)     (4,320,001)
     Depreciation                                     --                         --           113,395
     Amortization                                     --                         --            17,074
     Equity in earnings of Taxter joint
       venture                                         (81)                (2,667,882)       (238,583)
     (Increase) decrease in operating
       assets:
       Deferred leasing commissions                   --                         --           (60,767)
       Other assets                                 (1,704)                    55,115         172,818
     (Decrease) increase in accounts
       payable and other liabilities               (18,298)                    69,480        (181,918)
- ------------------------------------------------------------------------------------------------------

   Net cash (used in) provided by operating
     activities                                    (75,087)                       773         363,265
- ------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from sales of real estate                 --                       54,657      15,009,113
   Distributions from Taxter joint venture           9,559                  5,176,175         321,292
   Investments in Taxter joint venture                --                     (190,578)        (40,885)
   Additions to real estate                           --                         --          (189,072)
- ------------------------------------------------------------------------------------------------------

   Net cash provided by
     investing activities                            9,559                  5,040,254      15,100,448
- ------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Cash distributions to partners                 (601,878)                (5,133,667)    (14,678,747)
- ------------------------------------------------------------------------------------------------------

(Decrease)increase in cash and
   cash equivalents                               (667,406)                   (92,640)        784,966

Cash and cash equivalents at
   beginning of year                             1,316,641                  1,409,281         624,315
- ------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year $         649,235               $  1,316,641    $  1,409,281
======================================================================================================

                      See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                         October 31, 2001, 2000 and 1999

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

In fiscal year 2000, the Partnership's last remaining property investment, Taxter Corporate Park, was sold on May 23, 2000. The sale of the Taxter property has effectuated the dissolution of the Partnership. The Partnership owned its 14.8% interest in the Taxter property through a joint venture ("TPA"), and the Partnership can't wind up its affairs and distribute the balance of the Partnership's cash reserves until TPA terminates its operations (see Note 5). The Managing General Partner plans to terminate the Partnership as soon as possible in 2002.


2.   Summary of Significant Accounting Policies
     ------------------------------------------

The equity method of accounting has been applied to the Partnership's 14.8% interest in TPA because of the Partnership's continuing ability to exert significant influence. Affiliates of the Partnership, Dean Witter Realty Income Partnership III, L.P. and Dean Witter Realty Income Partnership IV, L.P. own the remaining 44.6% and 40.6% interests, respectively, in TPA.

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

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

The carrying value of real estate included the purchase price paid by the Partnership and acquisition fees and expenses. Costs of improvements to the properties were capitalized, and repairs were expensed. Depreciation was recorded on the straight-line method. The Partnership stopped recording depreciation on a property when it was reclassified as held for sale.

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

Tenant leases were accounted for as operating leases. Rental income was recognized on a straight-line basis over the lives of the respective leases.

Net (loss) income per Unit amounts are calculated by dividing net (loss) income allocated to Limited Partners, in

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

For income tax purposes, the Partnership results are reported for the calendar year. The accounting policies used for tax reporting purposes differed from those used for financial reporting as follows: (a) depreciation was calculated using accelerated methods, (b) rental income was recognized based on the payment terms in the applicable leases, and (c) writedowns for impairment of real estate were not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $17.3 million higher than the amounts reported for financial statement purposes.

3.    Partnership Agreement
      ---------------------

The Partnership Agreement provides that distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the General Partners.

Sale proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment. To date, the General Partners have not received any distributions of sale proceeds or brokerage fees.

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

Distributions paid to limited partners include returns of capital per Unit of limited partnership interest of $3.40, $14.32, and $55.63 for the years ended October 31, 2001, 2000

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

and 1999, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

4.  Sales of Real Estate
    --------------------

In 2000, the $54,657 gain on sale of real estate resulted from contingent proceeds received in 2000 from the 1999 sale of the Pavilions at East Lake Property.

In 1999, the gains on sale of real estate consisted of the following:

                                                    000's
                          Date of    Negotiated    Net Proceeds   Gain on
Property                    Sale     Sale Price     From Sale      Sale
- --------                    ----     ----------     ---------      ----

Fiscal 1999:

Pavilions at East Lake   03/01/99       $14,000         $13,516     $2,827
                                        =======
Collection of Wallkill
  Plaza note receivable                                   1,200      1,200

Return of Glenhardie
  escrow balance                                            293        293
                                                            ---        ---

                                                        $15,009     $4,320
                                                        =======     ======

All of the properties were sold to unaffiliated buyers.

The net proceeds from the sales are net of closing costs.

During the year ended October 31, 2001, approximately $430,000 ($2.43 per Unit), which represented the remaining undistributed balance from the sales of the Glenhardie and Pavilions at East Lake properties, was distributed 100% to Limited Partners.

As part of the Partnership's agreement to sell the Pavilions at East Lake property, Dean Witter Realty Income Partnership III, L.P., an affiliate of the Partnership, also sold a property to the same unaffiliated buyer. The aggregate purchase price of the properties sold was approximately $24.2 million, of which $14.0 million was allocated in the agreement to the Pavilions at East Lake property.

As a part of the 1998 Purchase and Sale Agreement for the Glenhardie properties, escrows were established for the cost of certain building improvements (the "Improvements") at the properties. In addition to payment of the purchase price, at

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

closing, the purchaser deposited into these escrows approximately $1.6 million related to Glenhardie II. The Partnership did not include the amount of the escrowed sales proceeds in its calculation of the 1998 gain on the sale of the property because of the uncertainty of its realization. In October 1999, the Partnership received approximately $344,000, the remaining balance of the escrow deposit (including interest of approximately $51,000) after all costs of the Glenhardie II Improvements had been funded.

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


5.  Investment in Joint Venture
    ---------------------------

Taxter Corporate Park, Westchester County, New York

Pursuant to a Purchase and Sale Agreement dated as of April 4, 2000, as amended, on May 23, 2000, TPA sold the land and buildings which comprise the Taxter property to a subsidiary of Mack-Cali Realty Corporation (the "Purchaser"), an unaffiliated party, for a negotiated sale price of $42.725 million. In connection with the sale, TPA acquired from an affiliate of the Partnership and conveyed to the Purchaser certain interests in the Taxter property, including interests that the affiliate had acquired from KLM Royal Dutch Airlines, for $6.75 million, in February 1999. Of the $42.725 million, TPA remitted $6.75 million of the sale proceeds to the affiliate in connection with the transaction.

The purchase price was paid in cash at closing. At closing, the Partnership received approximately $4.9 million, representing its 14.8% share of the cash received by TPA, net

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

of its share of TPA's closing cost, the amount of the obligation owed to the affiliate and other deductions. The Partnership's share of TPA's gain on the sale of the Taxter property was approximately $2.5 million; such gain was allocated 100% to Limited Partners.

The Partnership paid, 100% to the Limited Partners, cash distributions which included Taxter sale proceeds of approximately $4.7 million ($26.76 per Unit) and $0.2 million ($0.97 per Unit) in 2000 and 2001, respectively.

TPA is currently appealing the amount of real estate taxes it was charged by the local taxing authorities during the 1997 to 2000 tax years. The Partnership understands that TPA must settle this appeal and resolve other matters, outstanding with the buyer of the Taxter property, before TPA can terminate its operations. Resolution of these matters is not anticipated to require any significant funding from the Partnership.

The joint venturers of TPA each received cash flow and profits and losses according to their ownership interests.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

Summarized income statements of TPA are as follows:

                                              Years ended October 31,
                                        2001          2000         1999
- ------------------------------------------------------------------------


Gain on sale of real estate        $        -  $ 15,700,138  $         -
Rental income                               -     3,056,084    5,860,022
Other income                              544        10,398       45,245
- ------------------------------------------------------------------------

                                          544    18,766,620    5,905,267
- ------------------------------------------------------------------------

Property operating expenses                 -     1,775,441    3,054,679
Depreciation and amortization               -       349,669    1,238,539
- ------------------------------------------------------------------------

                                            -     2,125,110    4,293,218
- ------------------------------------------------------------------------

Net income                         $      544  $ 16,641,510  $ 1,612,049
========================================================================


Activity in the Partnership's investment in TPA is as follows:

                                              Years ended October 31,
                                        2001          2000         1999
- ------------------------------------------------------------------------



Investment at beginning of year    $   13,637  $  2,331,352  $ 2,373,176
Equity in earnings                         81     2,667,882      238,583
Distributions                          (9,559)   (5,176,175)    (321,292)
Additional investments                      -       190,578       40,885
- ------------------------------------------------------------------------

Investment at end of year          $    4,159  $     13,637  $ 2,331,352
========================================================================

The accounting policies of TPA are the same as those of the Partnership.

6.  Related Party Transactions
    --------------------------

An affiliate of the Managing General Partner provided property management services for Taxter Corporate Park through December 31, 1998. The Partnership paid the affiliate management fees (included in property operating expenses) of approximately $3,000 for the year ended October 31, 1999.

Another affiliate of the Managing General Partner performs administrative functions and processes certain investor transactions and prepares tax information for the Partnership. For the years ended October 31, 2001, 2000 and 1999, the affiliate was reimbursed approximately $39,000, $61,000 and $109,000, respectively, for these services.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

These amounts have been recorded in general and administrative expenses.

At October 31, 2001 and 2000, the Partnership's accounts payable and other liabilities included approximately $78,000 and $75,000, respectively, due to affiliates of the Managing General Partner for administrative fees and expense reimbursements.

7.  Summary of Quarterly Results (Unaudited)
    ----------------------------------------

                                                            Net Income (Loss)
                                                               Per Unit of
                                                                limited
                                                              partnership
                           Revenue        Net Income (Loss)    interest
                           -------        ----------------- ----------------

2001
  January 31            $   17,914       $    (16,463)        $    (0.08)
  April 30                   7,887            (49,239)             (0.25)
  July 31                    4,062            (48,442)             (0.25)
  October 31                 3,042             59,140               0.30
                        ----------       ------------         ----------
  Total                 $   32,905       $    (55,004)        $    (0.28)
                        ==========       ============         ==========


2000
  January 31            $   65,371       $     14,398         $     0.07
  April 30                  95,262             25,793               0.13
  July 31                2,568,022          2,525,797              14.26
  October 31                90,365             32,729               0.21
                        ----------       ------------         ----------
  Total                 $2,819,020       $  2,598,717         $    14.67
                        ==========       ============         ==========

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- ------      ------------------------------------------------
            ACCOUNTING AND FINANCIAL DISCLOSURE
            -----------------------------------

            None.

                             PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------   --------------------------------------------------

The Partnership is a limited partnership which has no directors or officers.

The directors and executive officers of the Managing General Partner are as follows:

                                            Position with the
    Name                                 Managing General Partner
    ----                                 ------------------------

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

William B. Smith, age 58, has been an Advisory Director of Morgan Stanley Dean Witter & Co., Inc. since July 2000. From June 1997 to July 2000, Mr. Smith was a Managing Director of Morgan Stanley & Co., Inc. and Co-head of Morgan Stanley Realty Incorporated. Prior to June 1997, Mr. Smith was an Executive Vice President of Morgan Stanley DW Inc. and Director of its Investment Banking Department for more than five years.

E. Davisson Hardman, Jr., age 52, has been an Advisory Director of Morgan Stanley Dean Witter & Co., Inc. since September 2001. From June 1997 to September 2001, he was a Managing Director of Morgan Stanley Asia, Ltd. For more than five years before June 1997, Mr. Hardman was a Managing Director of Dean Witter Realty Inc.

Ronald T. Carman, age 50, has been an Assistant Secretary of Morgan Stanley Dean Witter & Co. since June 1997and a Managing Director of Morgan Stanley & Co. Inc. since July 1998. Previously, he was a Senior Vice President and

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

Associate General Counsel of Morgan Stanley DW Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

ITEM 11.  EXECUTIVE COMPENSATION
- -------   ----------------------

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in
Item 5 above. There were no cash distributions paid to the General Partners for the years ended October 31, 2001, 2000 and 1999.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 6 to the financial statements in Item 8 above.

The directors and officers of the Partnership's Managing General Partner received no remuneration from the partnership.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                -------  ---------------------------------------------------
                MANAGEMENT
                ----------

   (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

   (b) The directors and executive officers of the Managing General Partner own the following Units as of December 31, 2001:

   (1)                  (2)                             (3)
                                                    Amount and
Title of            Name of                         Nature of
 Class              Beneficial Owner            Beneficial Ownership
- --------         ----------------------         ----------------------

Limited          All directors and executive                *
Partnership      officers of the Managing
Interests        General Partner, as a group


* Own, by virtue of ownership of Limited Partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------   ----------------------------------------------

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

All of the outstanding shares of common stock of the Managing General Partner are owned by Realty, a Delaware corporation which is a wholly-owned subsidiary of Morgan Stanley & Co. The general partner of the Associate General Partner is Dean Witter Realty Income Associates II Inc., which is a wholly-owned subsidiary of the Managing General Partner. The limited partner of the Associate General Partner is LSA 84 II L.P., a Delaware limited partnership. Realty and certain current and former officers and directors of Realty are partners of LSA 84 II L.P. Additional information with respect to the

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

directors and officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 6 to the financial statements in Item 8 above. The Partnership believes that the payment of fees and the reimbursement of expenses to the General Partners and their affiliates are on terms as favorable as would be obtained from unrelated third parties.

                       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
                                     PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
  -------   ---------------------------------------------
            REPORTS ON FORM 8-K
            -------------------

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

(b)  Reports on Form 8-K -
     Report on Form 8-K dated September 11, 2001, disclosing the change of the address of the Partnership's executive office due to the destruction of the World Trade Center.

                       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
                                  SCHEDULE III
                                  ------------

(A) Reconciliation of real estate owned at October 31:

                                                    2001        2000        1999
- ------------------------------------------------------------------------------------

Balance at beginning of period                    $  --     $    --     $ 15,073,698

Additions (deletions) during period:
   Improvements                                      --          --          189,072
   Real estate sold                                  --          --      (15,262,770)
- ------------------------------------------------------------------------------------

Balance at end of period                          $  --     $    --     $       --
====================================================================================

(B) Reconciliation of accumulated depreciation:

                                                     2001        2000           1999
- ------------------------------------------------------------------------------------

Balance at beginning of period                    $  --     $    --     $  4,727,834

Additions (deletions) during period:
   Depreciation expense                              --          --          113,395
   Real estate sold                                  --          --       (4,841,229)
- ------------------------------------------------------------------------------------

   Balance end of period                          $  --     $    --     $       --
====================================================================================

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



By:  Dean Witter Realty Income Properties II Inc.
     Managing General Partner

By:  /s/ E. Davisson Hardman, Jr.                   Date: January 25, 2002
     --------------------------------------
     E. Davisson Hardman, Jr.
     President

By:  /s/ Jeffrey D. Hahn                            Date: January 25, 2002
     --------------------------------------
     Jeffrey D.Hahn
     Vice President
     (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES II INC.
Managing General Partner

/s/ William B. Smith                                Date: January 25, 2002
- ------------------------------------------
William B. Smith
Chairman of the Board of Directors

/s/ E. Davisson Hardman, Jr.                        Date: January 25, 2002
- ------------------------------------------
E. Davisson Hardman, Jr.
Director

/s/ Ronald T. Carman                                Date: January 25, 2002
- ------------------------------------------
Ronald T. Carman
Director