Form 10-Q
period 2002-01-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 2002-03-18
CIK 752744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended January 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number: 0-18150

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
                 ----------------------------------------------
         (Exact name of registrant as specified in governing instrument)


                Delaware                            13-3244091
               ----------               ---------------------------------
        (State of organization)        (IRS Employer Identification No.)

 1221 Avenue of the Americas, New York NY              10020
 ----------------------------------------        -----------------
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

Yes  X    No
   -----    -----

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements

                DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                 BALANCE SHEETS



                                                      JANUARY 31,    OCTOBER 31,
                                                         2002          2001
                                                         ----          ----

                      ASSETS


Cash and cash equivalents                            $   544,364    $   649,235

Investment in joint venture                                4,159          4,159

Other assets                                               3,667          3,770
                                                     -----------    -----------

                                                     $   552,190    $   657,164
                                                     ===========    ===========


         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities               $   154,883    $   245,164
                                                     -----------    -----------

Partners' capital (deficiency):
   General partners                                   (5,438,657)    (5,437,188)
   Limited partners ($1,000 per Unit, 177,023          5,835,964      5,849,188
   Units issued)                                     -----------    -----------


     Total partners' capital                             397,307        412,000
                                                     -----------    -----------

                                                     $   552,190    $   657,164
                                                     ===========    ===========




                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                            STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED JANUARY 31, 2002 AND 2001




                                                         2002           2001
                                                         ----           ----
Revenues:
   Equity in earnings of joint venture                 $   --          $     81
   Interest and other                                     1,637          17,833
                                                       --------        --------
                                                          1,637          17,914
                                                       --------        --------

Expenses:
   Property operating                                      --            (9,995)
   General and administrative                            16,330          44,372
                                                       --------        --------
                                                         16,330          34,377
                                                       --------        --------

Net loss                                               $(14,693)       $(16,463)
                                                       ========        ========

Net loss allocated to:
   Limited partners                                    $(13,224)       $(14,817)
   General partners                                      (1,469)         (1,646)
                                                       --------        --------

                                                       $(14,693)       $(16,463)
                                                       ========        ========

Net loss per Unit
of limited partnership interest                        $  (0.07)       $  (0.08)
                                                       ========        ========





               See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                       THREE MONTHS ENDED JANUARY 31, 2002





                                       LIMITED        GENERAL
                                       PARTNERS       PARTNERS        TOTAL
                                       --------       --------        -----

Partners' capital (deficiency)
   at November 1, 2001                $ 5,849,188    $(5,437,188)   $   412,000

Net loss                                  (13,224)        (1,469)       (14,693)
                                      -----------    -----------    -----------

Partners' capital (deficiency)
   at January 31, 2002                $ 5,835,964    $(5,438,657)   $   397,307
                                      ===========    ===========    ===========




               See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                            STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED JANUARY 31, 2002 AND 2001





                                                           2002          2001
                                                           ----          ----
Cash flows from operating activities:
   Net loss                                            $   (14,693)   $   (16,463)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Equity in earnings of Taxter joint venture          --              (81)
          Decrease (increase) in other assets                  103         (6,664)
          (Decrease) increase in accounts payable
            and other liabilities                          (90,281)        20,129
                                                       -----------    -----------

               Net cash used in operating activities      (104,871)        (3,079)
                                                       -----------    -----------

Cash flows from investing activities:
   Distributions from Taxter joint venture                    --            9,559
                                                       -----------    -----------

(Decrease) increase in cash and cash equivalents          (104,871)         6,480

Cash and cash equivalents at beginning of period           649,235      1,316,641
                                                       -----------    -----------

Cash and cash equivalents at end of period             $   544,364    $ 1,323,121
                                                       ===========    ===========




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

Net loss per Unit of limited partnership interest amounts are calculated by dividing net loss allocated to Limited Partners by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the results for the interim period.

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 2001. Operating results of interim periods may not be indicative of the operating results for the entire year.

2.  INVESTMENT IN JOINT VENTURE
    ---------------------------

TPA is currently appealing the amount of real estate taxes it was charged by the local taxing authorities during the 1997 to 2000 tax years. The Partnership understands that TPA must resolve this appeal and other matters, outstanding with the buyer of the Taxter property, before TPA can terminate its operations. Resolution of these matters is not anticipated to require any significant funding from the Partnership.

The Partnership's equity in earnings of joint ventures in 2001 consisted of the Partnership's share of miscellaneous revenues earned by TPA during the first quarter of fiscal 2001.

3. RELATED PARTY TRANSACTIONS
   --------------------------

An affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the three months ended January 31, 2002 and 2001, the Partnership incurred approximately $9,900 and $15,300, respectively, for these services. These amounts have been recorded in general and administrative expenses. At January 31, 2002, accounts payable and other liabilities included $9,900 due to the affiliate for the 2002 services it performed for the Partnership.

                DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As discussed in Note 1 to the Financial Statements, the partnership ("TPA") which owned the Taxter office property sold the property on May 23, 2000. The Partnership's interest in TPA was the Partnership's only remaining property interest. The Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which the Taxter property was sold. The Partnership owned its 14.8% interest in the Taxter property through a joint venture, and the Partnership will not be able to wind up its affairs and distribute the balance of the Partnership's cash reserves until the joint venture terminates its operations (see Note 2 to the Financial Statements). The Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State as soon as possible in 2002. The Partnership believes that its cash reserves are adequate for its needs until it is terminated.

Except as discussed above and in the Financial Statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.


OPERATIONS
----------

Fluctuations in the Partnership's operating results for the three month periods ended January 31, 2002 compared to 2001 are primarily attributable to the following:

Interest and other income decreased in 2002 compared to 2001 primarily due to a decrease in interest rates and a decline in average cash held by the Partnership (in February 2001, the Partnership distributed over $600,000 of its cash on hand to the Limited Partners).

The negative property operating expense in 2001 was caused by the collection of a tenant receivable which was previously written off by the Partnership.

General and administrative expenses decreased in 2002 compared to 2001 primarily due to expense reductions and the decreased level of Partnership activities while the Partnership winds up its affairs.

There were no other individually significant factors which caused changes in revenues or expenses.

INFLATION
---------

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership.

                DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

PART II -- OTHER INFORMATION
           -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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


                                DEAN WITTER REALTY INCOME
                                    PARTNERSHIP II, L.P.

                                By: Dean Witter Realty Income Properties II Inc.
                                    Managing General Partner



Date:  March 15, 2002           By: /s/E. Davisson Hardman, Jr.
                                    ---------------------------
                                    E. Davisson Hardman, Jr.
                                    President

Date:  March 15, 2002           By: /s/Jeffrey D. Hahn
                                    ------------------
                                    Jeffrey D. Hahn
                                    Vice President
                                    Principal Financial and Accounting Officer