Form 10-Q
period 2002-04-30
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 2002-06-13
CIK 752744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended April 30, 2002

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number: 0-18150

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
--------------------------------------------------------------------------------
         (Exact name of registrant as specified in governing instrument)


            Delaware                             13-3244091
      -----------------------       ---------------------------------
      (State of organization)       (IRS Employer Identification No.)


    195 Broadway, New York, NY                          10007
----------------------------------------        --------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code: (800) 829-8585


                1221 Avenue of the Americas, New York, NY 10020
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]     No

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                 BALANCE SHEETS

                                                       April 30,  October 31,
                                                         2002         2001
--------------------------------------------------------------------------------
                                     ASSETS

Cash and cash equivalents                            $   535,623    $649,235

Investment in joint venture                                4,159       4,159

Other assets                                               3,667       3,770
--------------------------------------------------------------------------------
                                                     $   543,449    $657,164
================================================================================


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities               $   163,707  $  245,164
--------------------------------------------------------------------------------

Partners' capital (deficiency):
  General partners                                    (5,440,414) (5,437,188)
  Limited partners ($1,000 per Unit,
      177,023 Units issued)                            5,820,156   5,849,188
--------------------------------------------------------------------------------
   Total partners' capital                               379,742     412,000
--------------------------------------------------------------------------------
                                                     $   543,449    $657,164
================================================================================


                 See accompanying notes to financial statements.


                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                            STATEMENTS OF OPERATIONS

               Three and six months ended April 30, 2002 and 2001

                                   Three months ended           Six months ended
                                        April 30,                    April 30,
                                    -----------------           ----------------
                                    2002         2001           2002        2001
--------------------------------------------------------------------------------
Revenues:
  Equity in earnings of joint
     venture                       $      -  $       -    $       -    $     81
  Interest and other                  1,420      7,887        3,057      25,720
--------------------------------------------------------------------------------
                                      1,420      7,887        3,057      25,801
--------------------------------------------------------------------------------

Expenses:
   Property operating                     -          -            -      (9,995)
   General and administrative        18,985     57,126                  101,498
--------------------------------------------------------------------------------
                                     18,985     57,126       35,315      91,503
--------------------------------------------------------------------------------
Net loss                           $(17,565)  $(49,239)    $(32,258)   $(65,702)
================================================================================
Net loss allocated to:
  Limited partners                 $(15,808)  $(44,315)    $(29,032)    $(59,132)
  General partners                   (1,757)    (4,924)      (3,226)      (6,570)
--------------------------------------------------------------------------------
                                   $(17,565)  $(49,239)    $(32,258)    $(65,702)
================================================================================

Net loss per Unit of limited
partnership interest               $  (0.09)  $  (0.25)    $  (0.16)    $  (0.33)
================================================================================





               See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                         Six months ended April 30, 2002


                                            Limited      General
                                            Partners    Partners     Total
------------------------------------------------------------------------------
Partners' capital (deficiency)
  at November 1, 2001                     $5,849,188  $(5,437,188)  $ 412,000

Net loss                                     (29,032)      (3,226)    (32,258)
--------------------------------------------------------------------------------
Partners' capital (deficiency)
  at April 30, 2002                       $5,820,156  $(5,440,414   $ 379,742
================================================================================








               See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                            STATEMENTS OF CASH FLOWS

                    Six months ended April 30, 2002 and 2001

                                                             2002       2001
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                            $  (32,258)  $  (65,702)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Equity in earnings of Taxter joint venture              -          (81)
        Decrease (increase) in other assets                  103       (6,797)
        Decrease in accounts payable and
          other liabilities                              (81,457)     (13,086)
--------------------------------------------------------------------------------

           Net cash used in operating activities        (113,612)     (85,666)
--------------------------------------------------------------------------------

Cash flows from investing activities:
   Distributions from Taxter joint venture                     -        9,559
--------------------------------------------------------------------------------

Cash flows from financing activities:
   Cash distributions                                          -     (601,878)
------------------------------------------------------------------------------

Decrease in cash and cash equivalents                   (113,612)    (677,985)

Cash and cash equivalents at beginning of period         649,235    1,316,641
------------------------------------------------------------------------------

Cash and cash equivalents at end of period            $  535,623   $  638,656
==============================================================================





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

The Partnership's last remaining property investment was its 14.8% interest in the partnership ("TPA") which owned Taxter Corporate Park. TPA sold the Taxter property on May 23, 2000, and this sale has effectuated the dissolution of the Partnership. However, the Partnership can't wind up its affairs, and distribute the balance of the Partnership's cash reserves, until TPA terminates its operations (see Note 2). The Managing General Partner plans to terminate the Partnership as soon as possible.

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

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                          Notes to Financial Statements

2.  Investment in Joint Venture

TPA is currently appealing the amount of real estate taxes it was charged by the local taxing authorities during the 1997 to 2000 tax years. TPA won a judgment in the trial court and the taxing authorities have appealed. The Partnership understands that TPA must resolve this appeal and other outstanding matters, with the buyer of the Taxter property, before TPA can terminate its operations. Resolution of these issues is not anticipated to require any significant funding from the Partnership.

3. Related Party Transactions

An affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the six months ended April 30, 2002 and 2001, the Partnership incurred approximately $20,000 and $31,000, respectively, for these services. These amounts have been recorded in general and administrative expenses.

At April 30, 2002, the Partnership's accounts payable and other liabilities included approximately $20,000 due to the affiliate for the 2002 services it performed for the Partnership and $25,000 of expenses the affiliate paid on behalf of the Partnership.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As discussed in Note 1 to the financial statements, the partnership ("TPA") which owned the Taxter office property sold the property on May 23, 2000. The Partnership's interest in TPA was the Partnership's only remaining property interest. The Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which the Taxter property was sold. The Partnership owned its 14.8% interest in the Taxter property through a joint venture, and the Partnership will not be able to wind up its affairs and distribute the balance of the Partnership's cash reserves until the joint venture terminates its operations (see note 2 of the financial statements). The Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State as soon as possible. The Partnership believes that its remaining cash reserves are adequate for its needs until the Partnership is terminated.

Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the three and six month periods ended April 30, 2002 compared to 2001 are primarily attributable to the following:

Interest and other income decreased during the six months ended April 30, 2002 compared to 2001 primarily due to a decrease in interest rates and a decline in average cash held by the Partnership (in February 2001, the Partnership distributed over $600,000 of its cash on hand to the Limited Partners).

The negative property operating expense during the six months ended April 30, 2001 was caused by the collection of a tenant receivable which was previously written off by the Partnership.

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


                                    DEAN WITTER REALTY INCOME
                                      Partnership II, L.P.

                                By: Dean Witter Realty Income
                                       Properties II Inc.
                                     Managing General Partner



Date:  June 13, 2002         By: /s/ E. Davisson Hardman, Jr.
                                 -------------------------------
                                     E. Davisson Hardman, Jr.
                                     President


Date:  June 13, 2002         By: /s/ Jeffrey D. Hahn
                                 -------------------------------
                                    Jeffrey D. Hahn
                                    Principal Financial and
                                    Accounting Officer