Form 10-Q
period 2002-07-31
WITTER DEAN REALTY INCOME PARTNERSHIP II LP
filed 2002-09-16
CIK 752744

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended July 31, 2002

                                       OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                         Commission File Number: 0-18150

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.
                 ----------------------------------------------
         (Exact name of registrant as specified in governing instrument)


       Delaware                                            13-3244091
-----------------------                        ---------------------------------
(State of organization)                        (IRS Employer Identification No.)

       195 Broadway, New York, NY                              10007
----------------------------------------                    ----------
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

Item 1.  Financial Statements

                       DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                                 BALANCE SHEETS

                                                    July 31,       October 31,
                                                      2002             2001
--------------------------------------------------------------------------------

                                     ASSETS

Cash and cash equivalents                         $   536,842      $   649,235

Investment in joint venture                             8,569            4,159

Other assets                                            3,667            3,770
--------------------------------------------------------------------------------

                                                  $   549,078      $   657,164
================================================================================


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities            $   183,964      $   245,164
--------------------------------------------------------------------------------

Partners' capital (deficiency):
  General partners                                 (5,441,877)      (5,437,188)
  Limited partners ($1,000 per Unit,
      177,023 Units issued)                         5,806,991        5,849,188
--------------------------------------------------------------------------------

   Total partners' capital                            365,114          412,000
--------------------------------------------------------------------------------

                                                  $   549,078      $   657,164
================================================================================

                 See accompanying notes to financial statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                            STATEMENTS OF OPERATIONS

               Three and nine months ended July 31, 2002 and 2001


                                  Three months ended       Nine months ended
                                       July 31,                 July 31,
                                   2002        2001         2002        2001
--------------------------------------------------------------------------------

Revenues:
  Equity in earnings of joint
    venture                      $   4,410   $    --      $   4,410   $      81
  Interest and other                 1,493       4,062        4,550      29,782
--------------------------------------------------------------------------------

                                     5,903       4,062        8,960      29,863
--------------------------------------------------------------------------------

Expenses:
  Property operating                  --        (2,680)        --       (12,675)
  General and administrative        20,531      55,184       55,846     156,682
--------------------------------------------------------------------------------

                                    20,531      52,504       55,846     144,007
--------------------------------------------------------------------------------

Net loss                         $ (14,628)  $ (48,442)   $ (46,886)  $(114,144)
================================================================================

Net loss allocated to:
  Limited partners               $ (13,165)  $ (43,598)   $ (42,197)  $(102,730)
  General partners                  (1,463)     (4,844)      (4,689)    (11,414)
--------------------------------------------------------------------------------

                                 $ (14,628)  $ (48,442)   $ (46,886)  $(114,144)
================================================================================

Net loss per Unit of
  limited partnership interest   $   (0.07)  $   (0.25)   $   (0.24)  $   (0.58)
================================================================================

                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                         Nine months ended July 31, 2002


                                     Limited         General
                                    Partnters       Partners           Total
--------------------------------------------------------------------------------

Partners' capital (deficiency)
  at November 1, 2001             $ 5,849,188      $(5,437,188)     $   412,000

Net loss                              (42,197)          (4,689)         (46,886)
--------------------------------------------------------------------------------

Partners' capital (deficiency)
  at July 31, 2002                $ 5,806,991      $(5,441,877)     $   365,114
================================================================================


                 See accompanying notes to financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                            STATEMENTS OF CASH FLOWS

                    Nine months ended July 31, 2002 and 2001

                                                         2002          2001
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                          $   (46,886)   $  (114,144)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
      Equity in earnings of Taxter joint venture         (4,410)           (81)
      Decrease (increase) in other assets                   103         (1,812)
      (Decrease) increase in accounts payable and
              other liabilities                         (61,200)        38,600
--------------------------------------------------------------------------------

          Net cash used in operating activities        (112,393)       (77,437)
--------------------------------------------------------------------------------

Cash flows from investing activities:
  Distributions from Taxter joint venture                  --            9,559
--------------------------------------------------------------------------------

Cash flows from financing activities:
   Cash distributions                                      --         (601,878)
--------------------------------------------------------------------------------

Decrease in cash and cash equivalents                  (112,393)      (669,756)

Cash and cash equivalents at beginning of period        649,235      1,316,641
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period          $   536,842    $   646,885
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

The Partnership's last remaining property investment is its 14.8% interest in the partnership ("TPA") which owned Taxter Corporate Park. TPA sold the Taxter property on May 23, 2000, and this sale effectuated the dissolution of the Partnership. However, the Partnership will not be able to wind up its affairs and distribute the balance of the Partnership's cash reserves until TPA terminates its operations (see Note 2). TPA now expects to terminate its operations in October 2002, and, accordingly, the Managing General Partner plans to distribute the Partnership's remaining cash (including amounts expected to be received from the termination of TPA) and terminate the Partnership before December 31, 2002. If the Partnership is successful, these financial statements will be the final statements issued by the Partnership.

The equity method of accounting is applied to the Partnership's 14.8% interest in TPA because of the Partnership's continuing ability to exert significant influence over TPA.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax reporting purposes.

Net loss per Unit of limited partnership interest amounts are calculated by dividing the net loss allocated to Limited Partners by the weighted average number of Units outstanding.

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

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

                          Notes to Financial Statements

2.  Investment in Joint Venture
    ---------------------------

TPA appealed the amount of real estate taxes it was charged by the local taxing authorities during the 1997 to 2000 tax years. TPA won a judgment in the Trial Court during the second fiscal quarter of 2002; however, the taxing authorities appealed the judgment. TPA entered into settlement discussions with the taxing authorities, and, in September 2002, a settlement agreement was reached and approved by the court. The Partnership's share of the settlement amount is approximately $60,000. TPA expects to receive the settlement amount, distribute its remaining cash (to the Partnership and the other joint venturers) and terminate in October 2002.

3.  Related Party Transactions
    --------------------------

An affiliate of the Managing General Partner performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the nine months ended July 31, 2002 and 2001, the Partnership incurred approximately $30,000 and $46,000, respectively, for these services. These amounts have been recorded in general and administrative expenses.

At July 31, 2002, the Partnership's accounts payable and other liabilities included approximately $30,000 due to the affiliate for the 2002 services it performed for the Partnership and $33,000 of expenses the affiliate paid on behalf of the Partnership.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Liquidity and Capital Resources
-------------------------------

As discussed in Note 1 to the financial statements, the partnership ("TPA") which owned the Taxter office property sold the property on May 23, 2000. The Partnership's 44.6% interest in TPA was the Partnership's only remaining property interest. TPA expects to distribute its remaining cash (to the Partnership and the other joint venturers) and terminate in October 2002 (see note 2 to the financial statements).

The Partnership dissolved pursuant to the terms of its Partnership Agreement, effective May 23, 2000, the date on which the Taxter Property was sold. The Partnership plans to wind up its affairs, distribute its remaining cash (including amounts expected to be received from the termination of TPA) and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State before December 31, 2002. The Managing General Partner estimates that the Partnership's final cash distribution to be paid to the Limited Partners will approximate $1.83 per Unit.

Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations
----------

Fluctuations in the Partnership's operating results for the three and nine month periods ended July 31, 2002 compared to 2001 are primarily attributable to the following:

The equity in earnings of joint venture recognized in the 2002 periods represent the Partnership's share of Taxter tenant receivables, collected by TPA during the third quarter of 2002, which had been previously written off.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.

Interest and other revenues decreased in the 2002 periods compared to 2001 primarily due to a decrease in interest rates and a decline in average cash held by the Partnership (in February 2001, the Partnership distributed over $600,000 to the Limited Partners).

The negative property operating expenses in 2001 were primarily caused by the collection of tenant receivables which were previously written off by the Partnership.

General and administrative expenses decreased in the 2002 periods compared to 2001 primarily due to the decreased level of Partnership activities as the Partnership winds up its affairs.

There were no other individually significant factors which caused changes in revenues or expenses.

Inflation
---------

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          ---------------------------------------------------------

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a position or portfolio.

Other than the Partnership's interest in TPA, the Partnership's assets primarily consist of cash and short-term time deposits. The Partnership does not hold any instruments for trading purposes. The Partnership's liabilities consist of accounts payable and other short-term liabilities. At July 31, 2002, the Partnership had no material exposure to market risk. It also does not hold any derivative securities. The Partnership's exposure to market risk as of July 31, 2002, and during the three-month and nine-month periods ending July 31, 2002, did not change materially compared to the Partnership's exposure to market risk as of July 31, 2001, and during the three-month and nine-month periods ending July 31, 2001.

                 DEAN WITTER REALTY INCOME PARTNERSHIP II, L.P.


PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.
              (99.1) Certification of Periodic Report by William B. Smith, Chairman and Chief Executive Officer of Dean Witter Realty Income Properties II Inc., the Managing General Partner of the Partnership.


              (99.2) Certification of Periodic Report by Jeffrey D. Hahn, Vice President and Principal Financial and Accounting Officer of Dean Witter Realty Income Properties II Inc., the Managing General Partner of the Partnership.

         (b)  Reports on Form 8-K.
              None.

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

                                    DEAN WITTER REALTY INCOME
                                      Partnership II, L.P.

                                    By: Dean Witter Realty Income
                                          Properties II Inc.
                                        Managing General Partner

Date: September 13, 2002            By:   /s/ William B. Smith
                                          ------------------------------------
                                          William B. Smith
                                          Chairman and Chief Executive Officer

Date: September 13, 2002            By:   /s/ Jeffrey D. Hahn
                                          ------------------------------------
                                          Jeffrey D. Hahn
                                          Principal Financial and
                                          Accounting Officer

                                  CERTIFICATION
                                  -------------

I, William B. Smith, Chairman and Chief Executive Officer of Dean Witter Realty Income Properties II Inc., the Managing General Partner of the Partnership, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of the Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report.

Date:  September 13, 2002          By: /s/William B. Smith
                                       ------------------------------------
                                       William B. Smith
                                       Chairman and Chief
                                       Executive Officer
                                       Dean Witter Realty Income
                                       Properties II Inc., as
                                       Managing General Partner
                                       of the Partnership

                                  CERTIFICATION
                                  -------------

I, Jeffery D. Hahn, Vice President and Principal Financial and Accounting Officer of Dean Witter Realty Income Properties II Inc., the Managing General Partner of the Partnership certify that:

1.    I have reviewed this quarterly report on Form 10-Q of the Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report.

Date:  September 13, 2002          By: /s/Jeffery D. Hahn
                                       ------------------------------------
                                       Jeffery D. Hahn
                                       Vice President and
                                       Principal Financial and
                                       Accounting Officer
                                       Dean Witter Realty Income
                                       Properties II Inc., as
                                       Managing General Partner
                                       of the Partnership

                                  EXHIBIT INDEX


99.1 Certification of Periodic Report by William B. Smith, Chairman and Chief Executive Officer of Dean Witter Realty Income Properties II Inc., the Managing General Partner of the Partnership.

99.2 Certification of Periodic Report by Jeffrey D. Hahn, Vice President and Principal Financial and Accounting Officer of Dean Witter Realty Income Properties II Inc., the Managing General Partner of the Partnership.